Form 10-Q
period 2016-09-30
MedEquities Realty Trust, Inc.
filed 2016-11-10
CIK 1616314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-37887

MEDEQUITIES REALTY TRUST, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	46-5477146
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3100 West End Avenue, Suite 1000 Nashville, TN	37203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 627-4710

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2016, the registrant had 31,684,577 shares of common stock outstanding.

MEDEQUITIES REALTY TRUST, INC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate properties
Land	$39,584	$40,081
Building and improvements	440,927	458,930
Intangible lease assets	11,387	3,441
Furniture, fixtures, and equipment	2,976	2,401
Less accumulated depreciation and amortization	(22,327)	(11,172)
Total real estate properties, net	472,547	493,681

Mortgage notes receivable, net	9,914	9,909
Cash and cash equivalents	12,211	12,474
Other assets, net	35,330	27,603
Total Assets	$530,002	$543,667

Liabilities and Equity
Liabilities
Debt	$244,000	$247,400
Accounts payable and accrued liabilities	21,606	21,102
Deferred revenue	1,566	3,920
Total liabilities	267,172	272,422

Commitments and contingencies
Equity
Preferred stock, $0.01 par value. Authorized 50,000 shares; 125 shares issued and outstanding at September 30, 2016 and December 31, 2015	1	1
Common stock, $0.01 par value. Authorized 400,000 shares; 11,250 and 11,233 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	109	109
Additional paid in capital	275,667	273,740
Dividends declared	(34,585)	(19,876)
Retained earnings	19,329	12,724
Total MedEquities Realty Trust, Inc. stockholders' equity	260,521	266,698
Noncontrolling interest	2,309	4,547
Total equity	262,830	271,245
Total Liabilities and Equity	$530,002	$543,667

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental income	$13,603	$12,586	$34,561	$26,555
Interest on mortgage notes receivable	231	649	689	2,319
Interest on notes receivable	11	3	36	227
Total revenues	13,845	13,238	35,286	29,101
Expenses
Depreciation and amortization	3,617	2,713	10,705	5,959
Property related	341	294	1,006	873
Acquisition costs	29	214	488	408
Franchise, excise and other taxes	87	14	222	242
Bad debt expense	-	-	216	-
General and administrative	2,436	2,437	7,760	6,108
Total operating expenses	6,510	5,672	20,397	13,590
Operating income	7,335	7,566	14,889	15,511

Other income (expense)
Interest and other income	191	3	194	12
Interest expense	(2,792)	(2,341)	(9,143)	(4,157)
	(2,601)	(2,338)	(8,949)	(4,145)

Net income	$4,734	$5,228	$5,940	$11,366
Less: Preferred stock dividends	(2,464)	(2,465)	(7,394)	(5,370)
Less: Net (income) loss attributable to noncontrolling interest	(821)	(1,339)	665	(2,656)
Net income (loss) attributable to common stockholders	$1,449	$1,424	$(789)	$3,340

Net income (loss) attributable to common stockholders per share
Basic and diluted	$0.12	$0.12	$(0.09)	$0.29

Weighted average shares outstanding
Basic and diluted	10,964	10,949	10,961	10,947

Dividends declared per common share	$0.42	$0.38	$0.63	$0.55

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Retained	Dividends	Non- controlling
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Declared	Interest	Total Equity
Balance at December 31, 2015	-	$-	125	$1	11,233	$109	$273,740	$12,724	$(19,876)	$4,547	$271,245
Grants of restricted stock	-	-	-	-	17	-	-	-	-	-	-
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	(1,573)	(1,573)
Stock-based compensation	-	-	-	-	-	-	1,927	-	-	-	1,927
Net income (loss)	-	-	-	-	-	-	-	6,605	-	(665)	5,940
Dividends to preferred stockholders	-	-	-	-	-	-	-	-	(7,394)	-	(7,394)
Dividends to common stockholders	-	-	-	-	-	-	-	-	(7,315)	-	(7,315)
Balance at September 30, 2016	-	$-	125	$1	11,250	$109	$275,667	$19,329	$(34,585)	$2,309	$262,830

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$5,940	$11,366
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,598	7,286
Stock-based compensation	1,927	1,163
Straight-line rent receivable	4,703	(7,252)
Straight-line rent liability	124	128
Provision for bad debt	216	-
Write-off of pre-acquisitions costs	252	-
Write-off of pre-offering costs	89	-
Changes in operating assets and liabilities
Other assets	(11,400)	(5,524)
Accounts payable and accrued liabilities	9,721	3,358
Deferred revenues	(2,326)	293
Net cash provided by operating activities	22,844	10,818
Investing activities
Acquisitions of real estate	(72)	(286,891)
Funding of note receivable	(1,662)	(500)
Repayment of note receivable	1,712	-
Capitalized pre-acquisition costs, net	(268)	(279)
Capital expenditures	(2)	(288)
Net cash used in investing activities	(292)	(287,958)
Financing activities
Dividends paid to common stockholders	(8,096)	(5,124)
Dividends paid to preferred stockholders	(7,398)	(4,546)
Net borrowings (repayments) on secured credit facility	(3,400)	166,000
Distributions to noncontrolling interest	(1,573)	-
Deferred credit facility fees	(1,400)	(2,259)
Capitalized pre-offering costs	(948)	(1,976)
Proceeds from sale of preferred shares, net of offering costs	-	119,955
Contributions by noncontrolling interest	-	1,000
Net cash (used in) provided by financing activities	(22,815)	273,050
Decrease in cash and cash equivalents	(263)	(4,090)
Cash and cash equivalents, beginning of period	12,474	10,493
Cash and cash equivalents, end of period	$12,211	$6,403

Supplemental Cash Flow Information
Interest paid	$7,105	$2,816
Accrued pre-offering costs	2,296	996
Texas gross margins taxes paid, net of reimbursement	69	9
Accrued pre-acquisition costs	3	319
Accrued deferred credit facility fees	2	140
Lakeway mortgage note receivable foreclosure	-	50,000
Accrued capital expenditures	-	1

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

September 30, 2016

Note 1 - Organization and Nature of Business

MedEquities Realty Trust, Inc. (the “Company”), which was incorporated in the state of Maryland on April 23, 2014, is a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of September 30, 2016, the Company had investments of $482.5 million, net in 24 real estate properties and one mortgage note receivable. The Company owns 100% of all of its properties and investments, other than Lakeway Regional Medical Center (“Lakeway Hospital”), in which the Company owns a 51% interest through a consolidated partnership (the “Lakeway Partnership”).

On October 4, 2016, the Company completed the initial public offering (the “IPO”) of its common stock in which the Company issued 19,000,000 shares and on October 28, 2016, issued an additional 1,434,567 shares upon the underwriters’ partial exercise of their over-allotment option. The public offering price of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to the Company of approximately $226.2 million, after deducting the underwriting discount and commissions and estimated offering expenses payable by the Company. These estimated offering expenses exclude approximately $3.3 million of offering expenses that had been paid as of June 30, 2016. The Company used approximately $131.4 million to redeem all of its outstanding preferred stock and approximately $94.8 million to repay amounts outstanding under its secured credit facility. The accompanying financial statements of the Company do not reflect the IPO or the use of the net proceeds therefrom because the offering closed after September 30, 2016.

The Company conducts its business through an umbrella partnership REIT, or UPREIT, structure, consisting of the Company’s operating partnership, MedEquities Realty Operating Partnership, LP (the “Operating Partnership”), and subsidiaries of the Operating Partnership, including the Company’s taxable REIT subsidiary (“TRS”), MedEquities Realty TRS, LLC. The Company’s wholly owned limited liability company, MedEquities OP GP, LLC, is the sole general partner of the Operating Partnership, and the Company presently owns all of the units of limited partnership interest in the Operating Partnership (“OP units”). In the future, the Company may issue OP units to third parties in connection with healthcare property acquisitions, as compensation or otherwise. As the sole owner of the general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the Operating Partnership’s business, subject to certain limitations.

The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal tax purposes. To maintain its qualification as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles).

As a REIT, the Company will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income. Taxable income from non-REIT activities managed through the Company’s TRS, if any, is subject to applicable U.S. federal, state and local income taxes. The Company has no activity in its TRS.

Note 2 - Accounting Policies and Related Matters

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the year ended December 31, 2015, included in the Company’s final prospectus related to the IPO, dated September 28, 2016, filed with the Securities and Exchange Commission on September 29, 2016.

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation.

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s final prospectus related to the IPO, dated September 28, 2016, filed with the Securities and Exchange Commission on September 29, 2016. During the three and nine months ended September 30, 2016, there were no material changes to these policies.

Reclassifications: Certain reclassifications have been made to the Consolidated Balance Sheet as of December 31, 2015 to conform to the 2016 presentation.

Recent Accounting Developments:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” a comprehensive new revenue recognition standard that supersedes most of the existing revenue recognition guidance. This standard’s core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company’s revenues, are not within the scope of the new standard and will continue to be accounted for under existing standards. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of this standard by one year. This standard is effective for public companies beginning after December 15, 2017 and interim periods therein for public companies. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company continues to evaluate this standard. However, the standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations and cash flows since the Company’s revenues consist primarily of rental income from leasing arrangements, which are specifically excluded from the guidance in ASU 2014-09.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which expands upon the guidance on the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires a retrospective application and is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30),” which clarified that the amendments contained within ASU No. 2015-03 do not require companies to modify their accounting for costs incurred in obtaining revolving credit facilities. The Company adopted these standards on January 1, 2016, which did not have a significant impact on the Company’s consolidated financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer will be required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Entities will also be required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this ASU were effective for fiscal years beginning January 1, 2016 and require the prospective application for adjustments to provisional amounts that occur after the effective date. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted improvements to lessor accounting. The guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance will be effective beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends the accounting for share-based payment transactions, including income tax effects, equity versus liability classification and classification on the statement of cash flows. The guidance is effective for annual and interim periods of public entities beginning January 1, 2017. For all other entities, the guidance is effective beginning January 1, 2018 and interim periods within fiscal years beginning January 1, 2019. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  The amended guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2020 with early adoption permitted for the fiscal years, and interim periods within those fiscal years, beginning January 1, 2019. The Company is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.

Note 3 – Investment Activity

Lakeway Hospital Operator Change

On September 1, 2016, Baylor Scott & White Health (“Baylor”) acquired the operations of the Company’s former tenant (“LRMC”) at Lakeway Hospital. In connection with the closing of this transaction, the Company, through the Lakeway Partnership, simultaneously terminated the lease with LRMC and entered into a new triple-net lease with an existing Baylor hospital entity (the “Baylor Lessee”), which has an initial term of 15 years with two ten-year extension options.  The lease is unconditionally guaranteed by Baylor University Medical Center, which is a controlled affiliate of the nonprofit parent corporation Baylor Scott & White Holdings. The initial annual base rent is approximately $12.8 million, payable in equal monthly installments, which is the same as the annual base rent under the lease with LRMC.  The base rent will increase by 1.75% on the second anniversary of the lease, 2.0% on the third anniversary and 2.5% on each anniversary thereafter.  The lease provides that, commencing after completion of the third year of the lease and subject to certain conditions, the Baylor Lessee has the option to purchase Lakeway Hospital at a price equal to the aggregate base rent payable under the lease for the 12-month period following the date of the written notice from Baylor divided by (i) 6.5% if written notice is provided after completion of the third lease year and before completion of the tenth lease year (which would result in a purchase price of not less than approximately $203.6 million) or (ii) 7.0% if written notice is provided any time thereafter.  Pursuant to the lease, on September 30, 2016, the Company (through the Lakeway Partnership) paid the Baylor Lessee an approximately $2.3 million tenant allowance for the transition of the hospital, which is included in other assets on the consolidated balance sheet at September 30, 2016.

Under the terms of the lease with LRMC, contractual base rent increased ratably during the first six months of 2016 by an aggregate of $3.5 million (representing the difference between the reduced monthly base rent of $0.5 million due for the second and third quarters of 2015 and the stabilized monthly rent of $1.1 million, plus interest on the deferred rent) (the “Deferred Payment”).  As part of the lease termination agreement with LRMC, the Company agreed to receive $1.5 million in satisfaction of the $1.7 million in the Deferred Payment due as of March 31, 2016, resulting in bad debt expense of $0.2 million, which was recorded during the second quarter of 2016.  The remaining $1.8 million of the Deferred Payment was not recognized. The Company also wrote off approximately $7.0 million of the straight-line rent receivable associated with the LRMC lease, which was recorded as a reduction to rental income on the Company’s consolidated statements of operations during the second quarter of 2016.  The noncontrolling interest’s proportionate share of this amount was $3.6 million, which is reflected in the net loss attributable to noncontrolling interest on the Company’s consolidated statement of operations for the nine months ended September 30, 2016.

Adjustments to Purchase Price Allocations of 2015 Acquisitions

The purchase price allocations for the Kearny Mesa and Vibra Rehabilitation Hospital of Amarillo acquisitions, both of which closed on October 1, 2015, were preliminary at December 31, 2015 since the valuations for both of the acquisitions were still in progress. The preliminary allocations for these properties were comprised of $4.6 million in land and $39.9 million in building and improvements. The purchase price allocations were updated during the first quarter of 2016, resulting in adjustments to the preliminary purchase price allocations to reflect the new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates. Additionally, the purchase price allocation for Kearny Mesa was updated in the second quarter of 2016 for the elimination of the $10.0 million earn-out as discussed below. The revised allocations for these properties are as follows (dollars in thousands):

	Kearny Mesa	Vibra Rehabilitation Hospital of Amarillo	Total
Land	$2,995	$991	$3,986
Buildings and improvements	11,760	10,235	21,995
Intangible lease assets	-	7,946	7,946
Furniture, fixtures, and equipment	347	227	574
Total real estate properties acquired	$15,102	$19,399	$34,501

The Kearny Mesa acquisition was accounted for as an asset acquisition and the Vibra Rehabilitation Hospital of Amarillo acquisition was accounted for as a business combination. The following table shows the impact of amounts recorded in the consolidated statement of operations for the nine months ended September 30, 2016 due to the change in the estimates of the purchase price allocations that would have been recorded in the consolidated statement of operations in prior periods had the adjustment to the provisional amounts been recognized as of the acquisition date (dollars in thousands).

	Kearny Mesa	Vibra Rehabilitation Hospital of Amarillo	Total
Rental income	$-	$(127)	$(127)
Depreciation and amortization	26	(79)	(53)
Net income attributable to common stockholders	$(26)	$(48)	$(74)

Adjustments to Kearny Mesa

In the second quarter of 2016, the Company and Life Generations amended the purchase and sale agreement for Kearny Mesa to eliminate the $10.0 million earn-out. This amount was recorded in real estate properties and accounts payable and accrued liabilities on the Company’s consolidated balance sheet at December 31, 2015 and has been eliminated from the Company’s consolidated balance sheet at September 30, 2016. The Company recorded an approximately $0.2 million reduction of depreciation expense on the consolidated statements of operations for the nine months ended September 30, 2016 for depreciation expense recorded in prior periods associated with the earn-out.

Leasing Operations

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2031. Leases for the Company’s portfolio, including single-tenant properties, generally require the lessee to pay minimum rent (which generally increases annually on a fixed percentage basis or based on increases in the consumer price index), all taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.

Minimum cash rental payments due to the Company in future periods under operating leases for the Company’s properties that have non-cancelable terms extending beyond one year as of September 30, 2016 are as follows (dollars in thousands):

For the year ending December 31:
2016 (remaining three months)	$12,599
2017	50,509
2018	49,673
2019	50,172
2020	50,903
2021	51,705
Thereafter	497,999
Total	$763,560

Concentrations of Credit Risks

The following table contains information regarding tenant concentration in the Company’s portfolio, based on the percentage of revenue for the nine months ended September 30, 2016 and 2015, related to tenants, or affiliated tenants, that exceed 10% of revenues.

	% of Total Revenue for the nine months ended September 30,
	2016	2015
GruenePointe Holdings	30.2%	(1)
Life Generations Healthcare	18.3%	12.6%
Fundamental Healthcare	17.5%	18.3%
Vibra Healthcare	16.1%	20.1%
LRMC (2)	(1)	35.8%

(1)	Total revenue is less than 10%.
(2)

LRMC was the prior tenant at Lakeway Hospital, in which the Company owns a 51% interest through the Lakeway Partnership. The lease with LRMC was terminated on September 1, 2016. See “Lakeway Hospital Operator Change” above for further discussion.

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of September 30, 2016, which includes percentage of rental income for the nine months ended September 30, 2016 and 2015 (dollars in thousands).

			% of Total Real	% of Rental Income
State	Number of Properties	Gross Investment	Estate Property Investments	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Texas	14	$270,725	54.7%	55.6%	55.7%
California	7	154,727	31.3%	30.0%	28.4%
Nevada	2	49,422	10.0%	10.2%	10.4%
South Carolina	1	20,000	4.0%	4.2%	5.5%
	24	$494,874	100.0%	100.0%	100.0%

Note 4 - Real Estate Intangibles

The following is a summary of the carrying amount of real estate intangible assets as of September 30, 2016 (dollars in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Life (Years)
Above-market lease intangible	$7,636	$(509)	$7,127	14.0
In-place leases	2,406	(829)	1,577	9.3
Leasing commissions	1,294	(355)	939	10.1
Legal/marketing fees	51	(18)	33	9.0
Total	$11,387	$(1,711)	$9,676	12.8

The Company recorded amortization expense related to real estate intangible assets of approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2016, respectively. Amortization expense related to real estate intangible assets of approximately $0.1 million and $0.4 million was recorded for the three and nine months ended September 30, 2015, respectively.

The following table represents expected amortization of existing real estate intangible assets at September 30, 2016 (dollars in thousands):

For the year ending December 31:
2016 (remaining three months)	$279
2017	1,075
2018	707
2019	687
2020	687
2021	685
Thereafter	5,556
Total	$9,676

Note 5 - Debt

On May 17, 2016, the Company amended its secured revolving credit facility (“Credit Facility”) to reduce total commitments under the facility from $375 million to $300 million and extend the maturity date to November 2017. The Company paid approximately $1.4 million in fees in connection with this amendment. Prior to completion of the IPO, amounts outstanding under the Credit Facility bore interest at LIBOR plus a margin between 2.75% and 3.75% or a base rate plus a margin between 1.75% and 2.75%, in each case depending on the Company’s leverage. Effective November 1, 2016, due to the completion of the IPO, amounts outstanding under the Credit Facility bear interest at LIBOR plus a margin between 2.00% and 2.50% or a base rate plus a margin between 1.00% and 1.50%, in each case depending on the Company’s leverage. The Credit Facility includes an accordion feature that allows the total borrowing capacity under the Credit Facility to be increased to up to $600 million, subject to certain conditions, including obtaining additional commitments from lenders. The Credit Facility has two 12-month extension options, subject to certain conditions, including the payment of a 0.15% extension fee at each extension.

The total amount of deferred financing costs included in other assets on the consolidated balance sheet at September 30, 2016 was $4.9 million. The Company recognized amortization expense of deferred financing costs, included in interest expense on the consolidated statements of operations, of $0.4 million and $2.0 million for the three and nine months ended September 30, 2016, respectively. The amortization expense for the nine months ended September 30, 2016 includes approximately $0.3 million of unamortized deferred financing costs associated with the Credit Facility amendment that was expensed in May 2016. Amortization expense of deferred financing costs was $0.7 million and $1.3 million for the three and nine months ended September 30, 2015.

At September 30, 2016, the weighted average interest rate under the Credit Facility was 3.8%. Effective with the interest rate reset on November 1, 2016, the interest rate on outstanding borrowings was 2.5%. The Credit Facility includes an unused fee of 0.25% for usage greater than 50.0% and 0.35% for usage of 50.0% or less.

The amount available for the Company to borrow under the Credit Facility is limited according to a borrowing base valuation of certain real estate investments owned by subsidiaries of the Operating Partnership that secure this facility.  At September 30, 2016, the Company had $244.0 million outstanding under the Credit Facility. In October 2016, the Company repaid $94.8 million of the amount outstanding under the Credit Facility with a portion of the net proceeds from the IPO (see Note 1). At November 8, 2016, the Company had $149.2 million outstanding under the Credit Facility and approximately $69.2 million of maximum additional available capacity, subject to continued compliance with the covenants under the Credit Facility.

Covenants

The Credit Facility contains customary financial and operating covenants, including covenants relating to the Company’s total leverage ratio, fixed charge coverage ratio, tangible net worth, minimum liquidity, maximum distribution/payout ratio and restrictions on recourse debt, secured debt and certain investments. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material breach of representations and warranties, and failure to comply with covenants. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the Credit Facility. The Company was in compliance with all covenants at September 30, 2016.

Note 6 - Other Assets

Items included in other assets on the Company’s consolidated balance sheets as of September 30, 2016 and December 31, 2015 are detailed in the table below (dollars in thousands):

	September 30, 2016	December 31, 2015
Surety bond deposit	$9,410	$-
Tenant allowances and lease incentives, net	8,784	6,913
Capitalized pre-offering costs	5,896	3,659
Straight-line rent receivable	5,214	9,917
Deferred financing costs, net	1,885	2,521
Prepaid assets and deposits	1,455	1,009
Interest and accounts receivable	971	1,729
Pre-acquisition costs	826	939
Note receivable	450	500
Restricted cash	225	146
Corporate property, net	214	270
	$35,330	$27,603

As discussed in Note 8, LRMC deposited approximately $9.4 million with the Company as collateral for the surety bond that is included in other assets on the consolidated balance sheet at September 30, 2016. The Company also recorded a corresponding liability included in accounts payable and accrued liabilities on the consolidated balance sheet at September 30, 2016 related to this deposit.

Note 7 - Incentive Plan

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into OP units. As of September 30, 2016, the Company had 693,082 shares of common stock reserved for potential future issuance under the Plan, subject to certain adjustments set forth in the Plan.

Restricted Equity Awards

Restricted Stock Units

As of September 30, 2016, the Company had granted an aggregate of 359,025 performance-vesting restricted stock units to its executive officers and certain other employees under the Plan. These restricted stock units will vest on the third anniversary of the grant date based on the achievement of absolute total return to stockholders (“TSR”) (50% weighting) and relative TSR as compared to the performance of the MSCI US REIT Index (“RMS”) (50% weighting), subject to continued employment through the vesting date and certain other vesting terms. For performance between the specified TSR Performance and RMS Performance hurdles, the amount earned would be interpolated on a linear basis. Dividends on the restricted stock units will accrue but will not be paid unless and until the underlying restricted stock units vest and are converted to shares of common stock. The absolute and relative TSR thresholds are as follows:

Absolute TSR Award
TSR Performance	% of Award Earned
25.5%	0%
27.5%	25%
29.5%	50%
31.5%	75%
33.5%	100%

Relative TSR Award
MSCI US REIT Index Performance	% of Award Earned
= Index	0%
Index +3%	50%
Index +6% or greater	100%

Restricted Shares

On January 1, 2016, the Company granted 16,665 restricted shares of common stock to its non-employee directors as part of the annual director compensation, which will vest ratably on each of the first three anniversaries of the date of grant, subject to the director’s continued service on the Company’s board of directors through such dates. The total value of these awards is calculated to be approximately $0.3 million.

The following summarizes the stock-based award activity for the nine months ended September 30, 2016 and 2015:

	2016		2015
	Vesting Based on Service	Vesting Based on Market/Performance Conditions	Vesting Based on Service	Vesting Based on Market/Performance Conditions
Non-vested awards at beginning of period	280,080	359,025	129,555	158,927
Awarded	16,665	-	158,396	200,098
Vested	(14,812)	-	(6,481)	-
Forfeited	-	-	-	-
Non-vested awards at end of period	281,933	359,025	281,470	359,025

The weighted average value of the total restricted shares and restricted stock units outstanding at September 30, 2016 was approximately $15.48 per share and $7.91 per unit, respectively. The weighted average value of the total restricted shares and restricted stock units outstanding at September 30, 2015 was approximately $15.48 per share and $7.91 per unit, respectively. All of the shares that vested during the nine months ended September 30, 2016 related to grants of restricted shares to non-employee directors.

The value of stock-based awards is charged to compensation expense included in general and administrative expenses over the vesting periods. For the three and nine months ended September 30, 2016, the Company recognized approximately $0.6 million and $1.9 million of non-cash compensation expense, respectively. The remaining unrecognized cost from stock-based awards at September 30, 2016 was approximately $3.4 million and will be recognized over a weighted-average period of 1.5 years. For the three and nine months ended September 30, 2015, the Company recognized approximately $0.5 million and $1.2 million of non-cash compensation expense, respectively. The remaining unrecognized cost from stock-based awards at September 30, 2015 was approximately $5.7 million.

Note 8 - Commitments and Contingencies

Commitments

As of September 30, 2016, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease, which expires in 2020, and a ground lease related to the medical office building in the Company’s portfolio, which expires in 2081. Annual base rent on the corporate office lease increases approximately 3.0% annually. The Company’s ground lease rent increases 2.0% annually and is included in property-related expense. Rent expense relating to the operating leases for the three and nine months ended September 30, 2016 was approximately $0.1 million and $0.4 million, respectively. Rent expense relating to the operating leases for the three months and nine months ended September 30, 2015 was approximately $0.1 million and $0.3 million, respectively.

The Company’s future minimum lease payments for its operating leases as of September 30, 2016 were as follows (dollars in thousands):

For the year ending:
2016 (remaining three months)	$82
2017	334
2018	342
2019	351
2020	203
2021	176
Thereafter	19,979
Total	$21,467

On February 2, 2016, the Company agreed to provide a surety bond of $9.4 million for a litigation judgment against LRMC, which stands behind LRMC in the event it is unable to fund the entire amount of the judgment. On September 1, 2016, LRMC deposited $9.4 million of the net proceeds from the sale of their operations to Baylor with the Company as collateral to secure the surety bond, which is included in both other assets and accounts payable and accrued liabilities on the consolidated balance sheet at September 30, 2016. The Company recognized a surety bond fee of approximately $0.2 million in interest and other income on the consolidated statements of operations for the three and nine months ended September 30, 2016.

Contingencies

From time to time, the Company or its properties may be subject to claims and suits in the ordinary course of business. The Company’s lessees and borrowers have indemnified, and are obligated to continue to indemnify, the Company against all liabilities arising from the operations of the properties and are further obligated to indemnify it against environmental or title problems affecting the real estate underlying such facilities. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Note 9 - Equity

Preferred Stock

Series B

On March 11, 2015 and April 1, 2015, the Company sold an aggregate of 125,000 shares of the Company’s 7.875% Series B Redeemable Cumulative Preferred Stock (“Series B Preferred Stock”), with a liquidation preference of $1,000 per share, to Carter/Validus Operating Partnership, L.P. (“Carter Validus”), for gross proceeds of $125 million.

Dividends on the Series B Preferred Stock were paid monthly at an annual rate of 7.875% of the $1,000 liquidation preference plus accumulated and unpaid dividends, subject to increases in the event of certain defaults by the Company. On October 4, 2016, upon completion of the IPO, the Company redeemed the Series B Preferred Stock for $131.3 million, based on the $1,000 liquidation preference and a special redemption dividend equal to 5% of the liquidation preference, plus accrued and unpaid dividends of $0.9 million, which included the September 2016 dividend of $0.8 million. The September 2016 dividend was included in accounts payable and accrued liabilities on the consolidated balance sheet at September 30, 2016.

Common Stock Dividends

On December 9, 2015, the Company’s board of directors declared a cash dividend of $0.30 per share, comprised of a regular quarterly dividend of $0.21 per share and an additional special dividend of $0.09 per share. The dividend was paid on January 14, 2016 to stockholders of record on December 31, 2015.

On April 28, 2016, the Company’s board of directors declared a cash dividend of $0.21 per share for the period from January 1, 2016 to March 31, 2016. The dividend was paid on May 19, 2016 to stockholders of record on May 10, 2016.

On August 3, 2016, the Company’s board of directors declared a cash dividend of $0.21 per share for the period from April 1, 2016 to June 30, 2016. The dividend was paid on August 30, 2016 to stockholders of record on August 17, 2016.

On September 15, 2016, the Company’s board of directors declared a cash dividend of $0.21 per share for the period from July 1, 2016 to September 30, 2016. The dividend was paid on October 4, 2016 to stockholders of record on September 23, 2016. This dividend was included in accounts payable and accrued liabilities on the consolidated balance sheet at September 30, 2016.

Distributions to noncontrolling interest

Distributions to the noncontrolling interest holder in the Lakeway Partnership subsequent to September 30, 2016 were approximately $0.2 million.

Note 10 - Earnings per Share

The Company applies the two-class method for determining earnings per common share as its outstanding restricted common stock with non-forfeitable dividend rights are considered participating securities. The following table sets forth the computation of earnings per common share for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2016	2015	2016	2015
Net income	$4,734	$5,228	$5,940	$11,366
Less: Net (income) loss attributable to noncontrolling interest	(821)	(1,339)	665	(2,656)
Less: Dividends on preferred shares	(2,464)	(2,465)	(7,394)	(5,370)
Net income (loss) attributable to common stockholders	1,449	1,424	(789)	3,340
Less: Allocation to participating securities	(120)	(107)	(182)	(132)
Net income (loss) available to common stockholders	$1,329	$1,317	$(971)	$3,208

Denominator
Basic and diluted weighted-average common shares	10,964	10,949	10,961	10,947

Basic and diluted earnings per common share	$0.12	$0.12	$(0.09)	$0.29

The effects of restricted shares of common stock and restricted stock units outstanding were excluded from the calculation of diluted income per share for all periods presented because their effects were not dilutive.

Note 11 - Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of September 30, 2016 due to their short-term nature (Level 1). The fair value of the Company’s mortgage and other notes receivable as of September 30, 2016 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

At September 30, 2016, the Company’s indebtedness was comprised of borrowings under the Credit Facility that bear interest at LIBOR plus a margin. The fair value of borrowings on the Credit Facility is considered to be equivalent to their carrying value.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible. As of September 30, 2016, the fair value of the Company’s $10.0 million mortgage note receivable was estimated to be approximately $10.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and notes thereto appearing elsewhere is this report. References to “we,” “our,” “us,” and “Company” refer to MedEquities Realty Trust, Inc., together with its consolidated subsidiaries.

Forward-Looking Statements

We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, discussion and analysis of our future financial condition, results of operations, funds from operations, adjusted funds from operations, our strategic plans and objectives, anticipated capital expenditures (and access to capital) and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and other similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Factors that may impact forward-looking statements include, among others, the following:

•

risks and uncertainties related to the national, state and local economies, particularly the economies of California, Nevada, Texas and South Carolina, and the real estate and healthcare industries in general;

•	our limited operating history;
•	availability and terms of capital and financing;
•	the ability of certain of our tenants to improve their operating results, which may not occur on the schedule or to the extent that we anticipate, or at all;
•	the impact of existing and future healthcare reform legislation on our tenants, borrowers and guarantors;
•	adverse trends in the healthcare industry, including, but not limited to, changes relating to reimbursements available to our tenants by government or private payors;
•	our tenants’ ability to make rent payments, particularly those tenants comprising a significant portion of our portfolio and those tenants occupying recently developed properties;
•	adverse effects of healthcare regulation and enforcement on our tenants, operators, borrowers, guarantors, managers, and us;
•	our guarantors’ ability to ensure rent payments;
•	our possible failure to maintain our qualification as a REIT and the risk of changes in laws governing REITs;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	availability of appropriate acquisition, development and redevelopment opportunities;
•	ability to source off-market and target-marketed deal flow;
•	fluctuations in mortgage and interest rates;
•	risks and uncertainties associated with property ownership and development;
•	failure to integrate acquisitions successfully;
•	potential liability for uninsured losses and environmental liabilities; and
•	the potential need to fund improvements or other capital expenditures out of operating cash flow.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. You should carefully review the risk factors included as Exhibit 99.1 to this report and our financial statements and the notes thereto, as well as the sections entitled “Management's Discussion and Analysis of Financial Condition and Results of

Operations” and “Our Business” described in the prospectus related to our initial public offering, which was filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2016 in accordance with Rule 424(b) under the Securities Act, and the other documents we file from time to time with the SEC. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview and Background

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. We were formed on April 23, 2014 and commenced operations upon the completion of our private placements on July 31, 2014 and had no predecessor entity. As of September 30, 2016, we had investments of $482.5 million, net in 24 real estate properties that contain a total of 2,345 licensed beds. Our properties are located in Texas, California, Nevada, and South Carolina and include 17 skilled nursing facilities, two acute care hospitals, two long-term acute care hospitals, one assisted living facility, one inpatient rehabilitation facility and one medical office building. In addition, we have a $10.0 million mortgage note receivable. As of September 30, 2016, our triple-net leased portfolio was 100% leased and had lease expirations ranging from July 2026 to August 2031.

Our strategy is to become an integral capital partner with high-quality, facility-based, growth-minded providers of healthcare services, primarily through net-leased real estate investments, and to continue to diversify over time based on our facility types, tenants and geographic locations. We invest primarily in real estate across the acute and post-acute spectrum of care, where our management team has extensive experience and relationships and which we believe differentiates us from other healthcare real estate investors. We believe acute and post-acute healthcare facilities have the potential to provide higher risk-adjusted returns compared to other forms of net-leased real estate assets due to the specialized expertise and insight necessary to own, finance and operate these properties, which are factors that tend to limit competition among owners, operators and finance companies. We target healthcare providers or operators that provide higher acuity services, are experienced, growth-minded and that we believe have shown an ability to successfully navigate a changing healthcare landscape. We believe that by investing in facilities that span the acute and post-acute spectrum of care, we will be able to adapt to, and capitalize on, changes in the healthcare industry and support, grow and develop long-term relationships with providers that serve the highest number of patients at the highest-yielding end of the healthcare real estate market. We expect to invest primarily in the following types of healthcare properties: acute care hospitals, skilled nursing facilities, short-stay surgical and specialty hospitals (such as those focusing on orthopedic, heart, and other dedicated surgeries and specialty procedures), dedicated specialty hospitals (such as inpatient rehabilitation facilities, long-term acute care hospitals and facilities providing psychiatric care), large and prominent physician clinics, diagnostic facilities, outpatient surgery centers and facilities that support these services, such as medical office buildings. Over the long-term, we expect our portfolio to be balanced equally between acute and post-acute facilities, although the balance may fluctuate from time to time due to the impact of individual transactions.

We conduct our business through an UPREIT structure, consisting of our operating partnership, MedEquities Realty Operating Partnership, LP, and subsidiaries of our operating partnership, including our taxable REIT subsidiary, MedEquities Realty TRS, LLC. Through our wholly owned limited liability company, MedEquities OP GP, LLC, we are the sole general partner of our operating partnership, and we presently own all of the OP units of our operating partnership. In the future, we may issue OP units to third parties in connection with healthcare property acquisitions, as compensation or otherwise. There are no material differences between the Company and the operating partnership as of September 30, 2016.

Recent Developments

Initial Public Offering

On October 4, 2016, we completed the initial public offering (the “IPO”) of our common stock in which we issued 19,000,000 shares and, on October 28, 2016, issued an additional 1,434,567 shares upon the underwriters’ partial exercise of their over-allotment option. The public offering price of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to us of approximately $226.2 million, after deducting the underwriting discount and commissions and estimated expenses payable by us. These estimated offering expenses exclude approximately $3.3 million of offering expenses that had been paid as of June 30, 2016. We used approximately $131.4 million to redeem all of our outstanding preferred stock and approximately $94.8 million to repay amounts outstanding under the Credit Facility (as defined below). Certain selling stockholders also sold 925,333 shares of our common stock in the IPO.

Lakeway Hospital Operator Change

On September 1, 2016, Baylor Scott & White Health (“Baylor”) acquired the operations of our former tenant (“LRMC”) at Lakeway Regional Medical Center (“Lakeway Hospital”), which we initially acquired through a negotiated non-judicial foreclosure in

February 2015. In connection with the closing of this transaction, we, through our consolidated partnership that owns Lakeway Hospital (the “Lakeway Partnership”), simultaneously terminated the lease with LRMC and enter into a new triple-net lease with an existing Baylor hospital entity (the “Baylor Lessee”), which has an initial term of 15 years with two ten-year extension options.  The lease is unconditionally guaranteed by Baylor University Medical Center, which is a controlled affiliate of the nonprofit parent corporation Baylor Scott & White Holdings. The initial annual base rent is approximately $12.8 million, which is the same as the annual base rent under the lease with LRMC.

Under the terms of the lease with LRMC, contractual base rent increased ratably during the first six months of 2016 by an aggregate of $3.5 million (representing the difference between the reduced monthly base rent of $0.5 million due for the second and third quarters of 2015 and the stabilized monthly rent of $1.1 million, plus interest on the deferred rent) (the “Deferred Payment”).  As part of the lease termination agreement with LRMC, we agreed to receive $1.5 million in satisfaction of the $1.7 million in the Deferred Payment due as of March 31, 2016, resulting in bad debt expense of $0.2 million.  The remaining $1.8 million of the Deferred Payment was not recognized.  We also wrote off approximately $7.0 million of the straight-line rent receivable associated with the LRMC lease, which was recorded as a reduction to rental income on our consolidated statements of operations during the second quarter of 2016.  The noncontrolling interest’s proportionate share of this amount was $3.6 million which is reflected in the net loss attributable to noncontrolling interest on our consolidated statements of operations for the nine months ended September 30, 2016.

The transaction between Baylor and LRMC and the related leasing activity at Lakeway Hospital is referred to herein as the “Lakeway-Baylor Transaction.”

Portfolio Summary

At September 30, 2016, our portfolio was comprised of 24 healthcare facilities and one healthcare-related debt investment as presented in the tables below (dollars in thousands). We own 100% of all of our properties and investments, other than Lakeway Hospital, in which we own a 51% interest through the Lakeway Partnership.

Healthcare Facilities

Property	Property Type (1)	Gross Investment	Lease Expiration(s)
Texas SNF Portfolio (10 properties)	SNF	$145,142	July 2030
Life Generations Portfolio (6 properties)	SNF- 5; ALF- 1	96,697	March 2030
Lakeway Hospital (2)	ACH	75,056	August 2031
Kentfield Rehabilitation & Specialty Hospital	LTACH	58,030	December 2029
Mountain's Edge Hospital	ACH	29,412	March 2030
Horizon Specialty Hospital of Henderson	LTACH	20,010	July 2029
Magnolia Place of Spartanburg	SNF	20,000	July 2026
Vibra Rehabilitation Hospital of Amarillo	IRF	19,399	September 2030
Mira Vista Court	SNF	16,000	February 2027
North Brownsville Medical Plaza (3)	MOB	15,128	May 2017- July 2018
Total		$494,874

(1)	LTACH- Long-Term Acute Care Hospital; SNF- Skilled Nursing Facility; MOB- Medical Office Building; ALF- Assisted Living Facility; ACH- Acute Care Hospital; IRF- Inpatient Rehabilitation Facility.
(2)	We own the facility through the Lakeway Partnership, a consolidated partnership which, based on total equity contributions of $2.0 million, is owned 51% by us.
(3)	We are the lessee under a ground lease that expires in 2081, with two ten-year extension options, and provides for annual base rent of approximately $0.2 million in 2016.

Debt Investment

Loan	Borrower(s)	Principal Amount	Term	Initial Interest Rate	First Lien Mortgage	Guarantors
Vibra Mortgage Loan	Vibra Healthcare, LLC and Vibra Healthcare II, LLC	$10,000	5/20 years (1)	9.0%	Vibra Hospital of Western Massachusetts	Vibra Healthcare Real Estate Company II, LLC and Vibra Hospital of Western Massachusetts, LLC

(1)

Following the initial interest-only five-year term, this loan will automatically convert to a 15-year amortizing loan requiring payments of principal and interest unless prepaid. This loan may be prepaid during the initial five-year term only if Vibra Healthcare, LLC or Vibra Healthcare II, LLC, or one of their respective affiliates, enters into a replacement asset transaction with us equal to or exceeding $25.0 million in value.

Summary of Investments by Type

The following table summarizes our investments in healthcare facilities and mortgage notes receivable by type as of and for the nine months ended September 30, 2016 (dollars in thousands).

	Properties/ Debt Investment	Gross Investment	% of Gross Investment	Revenue
Skilled nursing facilities/ Assisted living facility (1)	18	$277,839	55.0%	$19,762
Acute care hospitals	2	104,468	20.7%	6,789
Long term acute care hospitals	2	78,040	15.5%	5,206
Inpatient rehabilitation facility	1	19,399	3.8%	1,069
Medical office building	1	15,128	3.0%	1,739
Mortgage note receivable	1	10,000	2.0%	690
	25	$504,874	100.0%	$35,255

(1)	Includes one assisted living facility connected to a skilled nursing facility.

Geographic Concentration:

The following table contains information regarding the geographic concentration of the healthcare facilities in our portfolio as of September 30, 2016 and for nine months ended September 30, 2016 and 2015 (dollars in thousands).

			% of Total Real	% of Rental Income
State	Number of Properties	Gross Investment	Estate Property Investments	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Texas	14	$270,725	54.7%	55.6%	55.7%
California	7	154,727	31.3%	30.0%	28.4%
Nevada	2	49,422	10.0%	10.2%	10.4%
South Carolina	1	20,000	4.0%	4.2%	5.5%
	24	$494,874	100.0%	100.0%	100.0%

Tenant Concentration:

The following table contains information regarding the largest tenants, guarantors and borrowers in our portfolio as a percentage of total revenues for the nine months ended September 30, 2016 and 2015 and as a percentage of total real estate assets (gross real estate properties and mortgage notes receivable) as of September 30, 2016 and December 31, 2015.

	% of Total Revenue for the nine months ended September 30,		% of Total Real Estate Assets
	2016	2015	September 30, 2016	December 31, 2015
GruenePointe Holdings	30.2%	7.6%	28.7%	28.2%
Life Generations Healthcare	18.3%	12.6%	19.2%	20.7%
Fundamental Healthcare	17.5%	18.3%	16.9%	16.6%
Vibra Healthcare	16.1%	20.1%	17.3%	17.0%
LRMC (1)	8.3%	35.8%	-	14.6%
Baylor	3.5%	-	14.9%	-

(1)	LRMC was the prior tenant at Lakeway Hospital. The lease with LRMC was terminated on September 1, 2016. See “Recent Developments- Lakeway Hospital Operator Change” above for further discussion.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2015 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, stock-based compensation, and our accounting policy on consolidation, which are included in the prospectus related to the IPO, which was filed with the SEC on September 29, 2016. During the three and nine months ended September 30, 2016, there were no material changes to these policies.

Factors That May Influence Future Results of Operations

Our revenues are derived from rents earned pursuant to the lease agreements entered into with our tenants and from interest income from loans that we make to other facility owners. Our tenants operate in the healthcare industry, generally providing medical, surgical and rehabilitative care to patients. The capacity of our tenants/borrowers to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability, which could impact our results of operations. Accordingly, we actively monitor certain key factors, including changes in those factors that we believe may provide early indications of conditions that may affect the level of risk in our lease and loan portfolio.

Key factors that we consider in underwriting prospective tenants, borrowers and guarantors and in monitoring the performance of existing tenants, borrowers and guarantors include, but are not limited to, the following:

•	the current, historical and projected cash flow and operating margins of each tenant and at each facility;
•	the ratio of our tenants’ operating earnings both to facility rent and to facility rent plus other fixed costs, including debt costs;
•	the quality and experience of the tenant and its management team;
•	construction quality, condition, design and projected capital needs of the facility;
•	the location of the facility;
•	local economic and demographic factors and the competitive landscape of the market;
•	the effect of evolving healthcare legislation and other regulations on our tenants’ profitability and liquidity; and
•	the payor mix of private, Medicare and Medicaid patients at the facility.

We also actively monitor the credit risk of our tenants. The methods used to evaluate a tenant’s liquidity and creditworthiness include reviewing certain periodic financial statements, operating data and clinical outcomes data of the tenant. Over the course of a lease, we also have regular meetings with the facility management teams. Through these means we are able to monitor a tenant’s credit quality. Our approach to our investments in real estate-related debt investments is similar to our process when seeking to purchase the underlying property. We service our debt investments in-house and monitor both the credit quality of the borrower as well as the value of our collateral on an ongoing basis.

Certain business factors, in addition to those described above that directly affect our tenants and borrowers, will likely materially influence our future results of operations:

•

the financial and operational performance of our tenants and borrowers, particularly those that account for a significant portion of the income generated by our portfolio, such as GruenePointe, Baylor, Life Generations Healthcare, Fundamental Healthcare and Vibra Healthcare;

•	trends in the cost and availability of capital, including market interest rates, that our prospective tenants may use for financing their real estate assets through lease structures;
•	unforeseen changes in healthcare regulations that may limit the incentives for physicians to participate in the ownership of healthcare providers and healthcare real estate;
•	reductions in reimbursements from Medicare, state healthcare programs and commercial insurance providers that may reduce our tenants’ profitability impacting our lease rates; and
•	competition from other financing sources.

Results of Operations

Three Months Ended September 30, 2016 Compared to September 30, 2015 (dollars in thousands)

	For the three months ended	For the three months ended	Change
	September 30, 2016	September 30, 2015	$	%
Revenues
Rental income	$13,603	$12,586	$1,017	8%
Interest on mortgage notes receivable	231	649	(418)	(64%)
Interest on notes receivable	11	3	8	267%
Total revenues	13,845	13,238	607	5%
Expenses
Depreciation and amortization	3,617	2,713	904	33%
Property related	341	294	47	16%
Acquisition costs	29	214	(185)	(86%)
Franchise, excise and other taxes	87	14	73	521%
General and administrative	2,436	2,437	(1)	(0%)
Total operating expenses	6,510	5,672	838	15%
Operating income	7,335	7,566	(231)	(3%)

Other income (expense)
Interest and other income	191	3	188	6,267%
Interest expense	(2,792)	(2,341)	(451)	19%
	(2,601)	(2,338)	(263)	11%

Net income	$4,734	$5,228	$(494)	(9%)
Less: Preferred stock dividends	(2,464)	(2,465)	1	(0%)
Less: Net income attributable to noncontrolling interest	(821)	(1,339)	518	(39%)
Net income attributable to common stockholders	$1,449	$1,424	$25	2%

Revenues for the three months ended September 30, 2016 increased approximately $0.6 million, or 5%, over the prior year period. The increase was comprised of (i) a $1.0 million increase in rental income and (ii) a $0.4 million decrease in mortgage interest related to the conversion of the mortgage loan that was secured by Vibra Rehabilitation Hospital of Amarillo (the “Amarillo Mortgage Loan”) to fee simple ownership in October 2015. The increase in rental income was comprised of (i) $1.1 million in additional rental income related to the nine properties we acquired in July 2015 and (ii) $1.0 million in rental income related to the two properties we acquired after September 30, 2015 and the conversion of the Amarillo Mortgage Loan to fee simple ownership. These increases were partially offset by a $1.1 million reduction in straight-line rental revenue for July and August 2016 as a result of the Lakeway-Baylor Transaction (see “Recent Developments- Lakeway Hospital Operator Change” above for additional details).

Total operating expenses for the three months ended September 30, 2016 increased approximately $0.8 million, or 15%, over the prior year period. This increase related to an increase in depreciation and amortization expense of $0.9 million primarily associated with the 11 real estate assets and related intangible lease assets of properties acquired during and after the three months ended September 30, 2015 and the conversion of the Amarillo Mortgage Loan to fee simple ownership. This increase was partially offset by a decrease in acquisition costs of $0.2 million associated primarily with potential acquisitions that are no longer being pursued.

Interest expense for the three months ended September 30, 2016 increased approximately $0.5 million, or 19%, over the prior year period. This increase was comprised of the following:

•

An increase of approximately $0.7 million in interest and unused credit facility fees as a result of (i) an approximately $73.0 million increase in the weighted-average outstanding balance under the credit facility for the three months ended September 30, 2016 compared to the prior-year period and (ii) an increase in the weighted-average interest rate under the credit facility to 3.7% for the three months ended September 30, 2016 from 3.5% for the prior year period; and

•

A decrease of approximately $0.3 million in amortization of deferred financing costs, primarily associated with the write-off of $0.1 million of costs incurred related to the July 2015 credit facility amendment and a net decrease in amortization expense for the current period attributable to the May 2016 credit facility amendment, which extended the maturity date of the credit facility from November 2016 to November 2017.

Earnings attributable to noncontrolling interest represent the proportionate share of our partner in the operating results of the consolidated Lakeway Partnership.  The net income attributable to noncontrolling interest was $0.8 million for the three months ended September 30, 2016, compared to $1.3 million for the prior year period. The change is a result of a decrease in rental income primarily attributable to straight-line rent revenue not being recognized for two months of the current quarter as a result of the Lakeway-Baylor Transaction.

Nine Months Ended September 30, 2016 Compared to September 30, 2015 (dollars in thousands)

	For the nine months ended	For the nine months ended	Change
	September 30, 2016	September 30, 2015	$	%
Revenues
Rental income	$34,561	$26,555	$8,006	30%
Interest on mortgage notes receivable	689	2,319	(1,630)	(70%)
Interest on notes receivable	36	227	(191)	(84%)
Total revenues	35,286	29,101	6,185	21%
Expenses
Depreciation and amortization	10,705	5,959	4,746	80%
Property related	1,006	873	133	15%
Acquisition costs	488	408	80	20%
Franchise, excise and other taxes	222	242	(20)	(8%)
Bad debt expense	216	-	216	-
General and administrative	7,760	6,108	1,652	27%
Total operating expenses	20,397	13,590	6,807	50%
Operating income	14,889	15,511	(622)	(4%)

Other income (expense)
Interest and other income	194	12	182	1,517%
Interest expense	(9,143)	(4,157)	(4,986)	120%
	(8,949)	(4,145)	(4,804)	116%

Net income	$5,940	$11,366	$(5,426)	(48%)
Less: Preferred stock dividends	(7,394)	(5,370)	(2,024)	38%
Less: Net (income) loss attributable to noncontrolling interest	665	(2,656)	3,321	(125%)
Net income (loss) attributable to common stockholders	$(789)	$3,340	$(4,129)	(124%)

Revenues for the nine months ended September 30, 2016 increased approximately $6.2 million, or 21%, over the prior year period. Rental income for the nine months ended September 30, 2016 increased by $8.0 million compared to the prior year period, which was comprised of $10.4 million in additional rental income related to the 16 properties we acquired during the nine months ended September 30, 2015, and $2.9 million in rental income related to the two properties we acquired after September 30, 2015 and the conversion of the Amarillo Mortgage Loan to fee simple ownership, partially offset by a $5.4 million reduction in rental income as a result of the Lakeway-Baylor Transaction (see “Recent Developments- Lakeway Hospital Operator Change” above for additional details).

The net increase in rental income was partially offset by the following:

•

A decrease in mortgage interest of $1.6 million related to mortgage notes receivable investments that were converted to fee simple ownership during 2015, including Lakeway Hospital (February 2015) and the Amarillo Mortgage Loan (October 2015); and

•	A decrease in interest on notes receivable of $0.2 million.

Total operating expenses for the nine months ended September 30, 2016 increased approximately $6.8 million, or 50%, over the prior year period. This increase was comprised of the following:

•

An increase in depreciation and amortization expense of $4.7 million primarily associated with the real estate assets and related intangible lease assets of the 16 properties acquired during and after the nine months ended September 30, 2015 our acquisition of Lakeway Hospital through foreclosure in February 2015;

•	An increase in acquisition costs of $0.1 million primarily associated with potential acquisitions that are no longer being pursued;

•	Bad debt expense of $0.2 million related to the Deferred Payments in the Lakeway-Baylor Transaction (see “Lakeway Hospital Operator Change” above for additional details); and
•	An increase in general and administrative expenses of $1.7 million, which was comprised of:
o	$0.8 million of salary, insurance and benefits-related costs;
o	$0.8 million of stock-based compensation expense related to grants made during and subsequent to the nine months ended September 30, 2015; and
o	$0.1 million of other expenses, primarily comprised of professional service costs.

Upon completion of the IPO, we expanded certain of our corporate insurance policies, which carry increased premiums of approximately $0.3 million per year.

Interest expense for the nine months ended September 30, 2016 increased approximately $5.0 million, or 120%, over the prior year period. This increase was comprised of the following:

•

An increase of approximately $4.3 million in interest and unused credit facility fees as a result of (i) an approximately $145.5 million increase in the weighted-average outstanding balance under the credit facility for the nine months ended September 30, 2016 compared to the prior year period and (ii) an increase in the weighted-average interest rate under the credit facility to 3.7% for the nine months ended September 30, 2016 from 3.2% for the prior year period; and

•	An increase of approximately $0.7 million in amortization of deferred financing costs, primarily associated with costs incurred related to the July 2015 and May 2016 credit facility amendments.

Preferred stock dividends for the nine months ended September 30, 2016 increased $2.0 million compared to the prior year period because dividends were paid for the entire period in 2016 on shares of our 7.875% Series B Redeemable Cumulative Preferred Stock (“Series B Preferred Stock”), which were issued in March and April 2015. On October 4, 2016, we redeemed all of our Series B Preferred Stock with a portion of the net proceeds from the IPO.

Earnings attributable to noncontrolling interest represent the proportionate share of our partner in the operating results of the consolidated Lakeway Partnership, which was formed on March 20, 2015.  The net loss attributable to noncontrolling interest was $0.7 million for the nine months ended September 30, 2016, compared to net income of $2.7 million for the prior year period. The change is a result of a decrease in rental income primarily attributable to the write-off of the straight-line rent receivable balance as a result of the Lakeway-Baylor Transaction.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our primary sources of cash include operating cash flows, borrowings, including borrowings under our revolving credit facility, and net proceeds from equity issuances. Our primary uses of cash include funding acquisitions and investments consistent with our investment strategy, repaying principal and interest on outstanding borrowings, making distributions to our stockholders, funding our operations and paying accrued expenses. At September 30, 2016, we had $12.2 million of cash and cash equivalents.

Our long-term liquidity needs consist primarily of funds necessary to pay for the costs of acquiring additional healthcare properties and making additional loans and other investments, including potential future developments and redevelopments, and principal and interest payments on our debt. In addition, although the terms of our net leases generally obligate our tenants to pay capital expenditures necessary to maintain and improve our net-leased properties, we from time to time may fund the capital expenditures for our net-leased properties through loans to the tenants or advances, some of which may increase the amount of rent payable with respect to the properties. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including OP units) or debt offerings, net cash provided by operations, borrowings under our revolving credit facility, long-term mortgage indebtedness and other secured and unsecured borrowings.

We may utilize various types of debt to finance a portion of our acquisition and investment activities, including long-term, fixed-rate mortgage loans, variable-rate term loans, secured revolving lines of credit, such as our revolving credit facility, and construction financing facilities. Under our revolving credit facility, we are subject to continuing covenants and are required to make continuing representations and warranties, and future indebtedness that we may incur may contain similar provisions. In addition, our revolving credit facility is secured by pledges of substantially all of our assets. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Secured Revolving Credit Facility

On July 30, 2015, we entered into an amended and restated $375 million secured revolving credit facility (the “Credit Facility”). On May 17, 2016, we amended the Credit Facility to reduce total commitments under the facility from $375 million to $300 million and extend the maturity date to November 2017. We paid approximately $1.4 million in fees in connection with this amendment. Prior to completion of the IPO, amounts outstanding under the Credit Facility bore interest at LIBOR plus a margin between 2.75% and 3.75% or a base rate plus a margin between 1.75% and 2.75%, in each case depending on our leverage. Effective November 1, 2016, due to the completion of the IPO, amounts outstanding under the Credit Facility bear interest at LIBOR plus a margin between 2.00% and 2.50% or a base rate plus a margin between 1.00% and 1.50%, in each case depending on our leverage. The Credit Facility includes an accordion feature that allows the total borrowing capacity under the Credit Facility to be increased to up to $600 million, subject to certain conditions, including obtaining additional commitments from lenders. The Credit Facility has two 12-month extension options, subject to certain conditions, including the payment of a 0.15% extension fee at each extension.

At September 30, 2016 and September 30, 2015, the weighted average interest rate under the Credit Facility was 3.8% and 3.4%, respectively. The amount available for us to borrow under the Credit Facility is limited according to a borrowing base valuation of certain real estate investments owned by subsidiaries of our operating partnership that secure the Credit Facility.  At September 30, 2016 we had $244.0 million outstanding under the Credit Facility.

In October 2016, we repaid $94.8 million of the amount outstanding under the Credit Facility with a portion of the net proceeds from the IPO. At November 8, 2016, we had $149.2 million outstanding under the Credit Facility and approximately $69.2 million of maximum additional available borrowing capacity, subject to continued compliance with the covenants under the facility. The borrowing base is expected to increase up to the maximum available under the facility of $300 million as the Company completes the acquisition of qualified real estate investments. Effective with the interest rate reset on November 1, 2016, the interest rate on outstanding borrowings was 2.5%, which reflects LIBOR plus the spread of 2.00%.

The Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, tangible net worth, minimum liquidity, maximum distribution/payout ratio and restrictions on recourse debt, secured debt and certain investments. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material breach of representations and warranties, and failure to comply with covenants. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the Credit Facility. We were in compliance with all covenants at September 30, 2016.

Sources and Uses of Cash

The sources and uses of cash reflected in our consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are summarized below (dollars in thousands):

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015	Change
Cash and cash equivalents at beginning of period	$12,474	$10,493	$1,981
Net cash provided by operating activities	22,844	10,818	12,026
Net cash used in investing activities	(292)	(287,958)	287,666
Net cash (used in) provided by financing activities	(22,815)	273,050	(295,865)
Cash and cash equivalents at end of period	$12,211	$6,403	$5,808

Operating Activities- Cash flows from operating activities increased by $12.0 million during the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to acquisitions completed during 2015, which were partially offset by additional interest expense incurred to fund the acquisitions and the Lakeway-Baylor Transaction as described above under “Recent Developments- Lakeway Hospital Operator Change.” Operating cash flows were also impacted by the net $2.6 million reduction in deferred revenues based on the timing of rents collected and a net increase in cash of $0.5 million related to other operating assets and liabilities.

Investing Activities- Cash used in investing activities during the nine months ended September 30, 2016 decreased by $287.7 million compared to the same period in 2015. We acquired sixteen properties for $286.9 million during the nine months ended September 30, 2015, and made no acquisitions during the nine months ended September 30, 2016.

Financing Activities- Cash used in financing activities was $22.8 million for the nine months ended September 30, 2016, compared to cash provided by financing activities of $273.1 million for the same period in 2015. The difference resulted primarily from the issuance of our Series B preferred stock in 2015, a $169.4 million net increase in borrowings under the Credit Facility during the nine months ended September 30, 2015 as compared to the same period in 2016, as well as an increase in dividends on our common stock and preferred stock in 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements.

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: funds from operations attributable to common stockholders (“FFO”) and adjusted fund from operations attributable to common stockholders (“AFFO”).

Funds from Operations

FFO is a non-GAAP measure used by many investors and analysts that follow the real estate industry. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairments of real estate assets, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Noncontrolling interest amounts represent adjustments to reflect only our share of depreciation and amortization. We compute FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies.

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO to be helpful in evaluating a real estate company’s operations. We believe that the presentation of FFO provides useful information to investors regarding our operating performance by excluding the effect of real-estate related depreciation and amortization, gains or losses from sales for real estate, including impairments, extraordinary items and the portion of items related to unconsolidated entities, all of which are based on historical cost accounting, and that FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common stockholders.

Our calculation of FFO may not be comparable to measures calculated by other companies that do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. FFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity.

Adjusted Funds from Operations

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations.  To calculate AFFO, we further adjust FFO for certain items that are not added to net income in NAREIT’s definition of FFO, such as acquisition expenses, non-real estate-related depreciation and amortization (including amortization of lease incentives and tenant allowances), stock-based compensation expenses, and any other non-comparable or non-operating items, that do not relate to the operating performance of our properties.  To calculate AFFO, we also adjust FFO to remove the effect of straight-line rent revenue, which represents the recognition of net unbilled rental income expected to be collected in future periods of a lease agreement that exceeds the actual contractual rent due periodically from tenants for their use of the leased real estate under each lease. Noncontrolling interest amounts represent adjustments to reflect only our share of straight line rent revenue.

Our calculation of AFFO may differ from the methodology used for calculating AFFO by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by other REITs. AFFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity.

The table below reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and AFFO attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015 and is presented using the weighted average common shares as determined in the Company’s computation of earnings per share. The effects of restricted shares of common stock and restricted stock units outstanding were included in the dilutive weighted-average common shares outstanding for the calculation of FFO and AFFO per common share as their effects were dilutive. These shares were excluded from the calculation of diluted income per share for all periods presented because their effects were not dilutive.

The increase in FFO attributable to common stockholders and AFFO attributable to common stockholders for the three and nine months ended September 30, 2016 as compared to the same periods in the prior year is primarily related to an increase in revenues related to the real estate acquisitions that occurred throughout 2015, the foreclosure of Lakeway Hospital in February 2015, and the conversion of the Amarillo mortgage loan to fee simple ownership in October 2015. This increase is partially offset by an increase in interest expense associated with additional borrowings on the Credit Facility to fund these real estate investments and the effects of the Lakeway-Baylor Transaction.

The amounts presented below are in thousands, except per share amounts.

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income (loss) attributable to common stockholders	$1,449	$1,424	$(789)	$3,340
Real estate depreciation and amortization, net of noncontrolling interest	3,535	2,505	10,587	5,511
FFO attributable to common stockholders	4,984	3,929	9,798	8,851
Acquisition costs on completed acquisitions	-	8	18	98
Stock-based compensation expense	633	535	1,927	1,163
Deferred financing costs amortization	425	711	2,038	1,340
Non-real estate depreciation and amortization	138	15	156	32
Surety bond fee	(188)	-	(188)	-
Straight-line rent expense	41	43	124	128
Straight-line rent revenue, net of noncontrolling interest	(851)	(2,127)	1,260	(4,236)
AFFO attributable to common stockholders	$5,182	$3,114	$15,133	$7,376

Weighted average shares outstanding- earnings per share
Basic	10,964	10,949	10,961	10,947
Diluted	10,964	10,949	10,961	10,947

Net income (loss) attributable to common stockholders per share
Basic and diluted	$0.12	$0.12	$(0.09)	$0.29

Weighted average common shares outstanding- FFO and AFFO
Basic	10,964	10,949	10,961	10,947
Diluted	11,108	11,005	11,075	10,986

FFO per common share
Basic	$0.45	$0.36	$0.89	$0.81
Diluted	$0.45	$0.36	$0.88	$0.81

AFFO per common share
Basic	$0.47	$0.28	$1.38	$0.67
Diluted	$0.47	$0.28	$1.37	$0.67

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business and investment objectives, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other investments, including borrowings under the Credit Facility. As of September 30, 2016, we had $244.0 million outstanding under the Credit Facility, which bears interest at a variable rate, and no other outstanding debt. At September 30, 2016, LIBOR on our outstanding borrowings was 0.52%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $2.4 million annually. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative transactions for speculative purposes.

In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants/operators and borrowers, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report identified in connection with the evaluation of our disclosure controls and procedures described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material effect on our financial condition or results of operations if determined adversely to us. We may be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. There can be no assurance that these matters that arise in the future, individually or in aggregate, will not have a material adverse effect on our financial condition or results of operations in any future period.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties related to us, see the information included as Exhibit 99.1 to this Quarterly Report and incorporated herein by reference, which is excerpted from the our Registration Statement on Form S-11/A (File No. 333-206519), which was filed with the SEC on November 3, 2016 and is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On October 4, 2016, we completed our IPO of 19,000,000 shares our common stock, and, on October 28, 2016, issued an additional 1,434,567 shares of common stock upon the underwriters’ partial exercise of their over-allotment option. The public offering price of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to us, after underwriters’ discounts and commissions and other estimated offering expenses payable by us, of approximately $226.2 million. These estimated offering expenses exclude approximately $3.3 million of offering expenses that had been paid as of June 30, 2016. Certain selling stockholders sold 925,333 shares of our common stock in the IPO. All of the shares were sold pursuant to a registration statement on Form S-11, as amended (File No. 333-206490), that was declared effective by the SEC on September 28, 2016. FBR Capital Markets & Co., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and RBC Capital Markets, LLC served as joint-bookrunning managers for the offering.

We used approximately $131.4 million of the net proceeds from the IPO to redeem all of our outstanding preferred stock and approximately $94.8 million to repay amounts outstanding under the Credit Facility.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedEquities Realty Trust, Inc.

Date: November 10, 2016	By:	/s/ John W. McRoberts
John W. McRoberts
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Jeffery C. Walraven
Jeffery C. Walraven
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amended and Restate Employment Agreement, dated as of September 15, 2016, by and among MedEquities Realty Trust, Inc., MedEquities Realty Operating Partnership, LP and John W. McRoberts (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-11/A filed on September 19, 2016).

10.2

Amended and Restate Employment Agreement, dated as of September 15, 2016, by and among MedEquities Realty Trust, Inc., MedEquities Realty Operating Partnership, LP and William C. Harlan (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-11/A filed on September 19, 2016).

10.3

Amended and Restate Employment Agreement, dated as of September 15, 2016, by and among MedEquities Realty Trust, Inc., MedEquities Realty Operating Partnership, LP and Jeffery C. Walraven (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-11/A filed on September 19, 2016).

10.4

Second Amendment to Credit Agreement, dated as of September 9, 2016, by and among MedEquities Realty Operating Partnership, LP, as borrower, the guarantors party thereto, KeyBank National Association, as lender and administrative agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-11/A filed on September 19, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Excerpts from the Company’s Registration Statement on Form S-11/A filed on November 3, 2016.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document