Form 10-K
period 2016-12-31
MedEquities Realty Trust, Inc.
filed 2017-02-27
CIK 1616314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37887

MEDEQUITIES REALTY TRUST, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	46-5477146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3100 West End Avenue, Suite 1000 Nashville, TN	37203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 627-4710

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant’s common equity was not listed on a domestic exchange or an over-the-counter market. The Registrant’s common stock began trading on the New York Stock Exchange on September 29, 2016.

The number of shares of Registrant’s Common Stock outstanding as of February 22, 2017 was 31,790,607.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2016.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, funds from operations (“FFO”), adjusted funds from operations (“AFFO”), our strategic plans and objectives, cost management, potential property acquisitions, anticipated capital expenditures (and access to capital), amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “might,” “should,” “result” and variations of these words and other similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Factors that may impact forward-looking statements include, among others, the following:

•	risks and uncertainties related to the national, state and local economies, particularly the economies of Texas, California and Nevada, and the real estate and healthcare industries in general;
•	availability and terms of capital and financing;
•	the ability of certain of our tenants to improve their operating results, which may not occur on the schedule or to the extent that we anticipate, or at all;
•	the impact of existing and future healthcare reform legislation on our tenants, borrowers and guarantors;
•	adverse trends in the healthcare industry, including, but not limited to, changes relating to reimbursements available to our tenants by government or private payors;
•	our tenants’ ability to make rent payments, particularly those tenants comprising a significant portion of our portfolio and those tenants occupying recently developed properties;
•	adverse effects of healthcare regulation and enforcement on our tenants, operators, borrowers, guarantors and managers and us;
•	our guarantors’ ability to ensure rent payments;
•	our possible failure to maintain our qualification as a real estate investment trust (“REIT”) and the risk of changes in laws governing REITs;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	availability of appropriate acquisition, development and redevelopment opportunities;
•	our ability to source off-market and target-marketed deal flow;
•	fluctuations in mortgage and interest rates;
•	risks and uncertainties associated with property ownership and development;
•	failure to integrate acquisitions successfully;
•	potential liability for uninsured losses and environmental liabilities; and
•	the potential need to fund improvements or other capital expenditures out of operating cash flow.

This list of risks and uncertainties, however, is only a summary of some of the most important factors and is not intended to be exhaustive. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the risk factors described in Item 1A herein and in other documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

TENANT/GUARANTOR INFORMATION

This report includes information regarding certain of our tenants and guarantors, which are not subject to SEC reporting requirements. The information related to our tenants and guarantors contained in this report was provided to us by such tenants or guarantors, as applicable, or was derived from publicly available information. We have not independently investigated or verified this information. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy. We are providing this data for informational purposes only.

PART I

Item 1. Business.

General

References to “MedEquities,” “Company,” “we,” “us” and “our” refer to MedEquities Realty Trust, Inc., a Maryland corporation, together with our consolidated subsidiaries, including MedEquities Realty Operating Partnership, LP, a Delaware limited partnership (our “operating partnership”), of which we are the sole member of the sole general partner.

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. Our management team has extensive experience in acquiring, owning, developing, financing, operating, leasing and disposing of many types of healthcare properties, portfolios and operating companies. As of December 31, 2016, our portfolio was comprised of 24 healthcare facilities that contain a total of 2,345 licensed beds, as well as a $10.0 million mortgage note receivable. Our properties are located in Texas, California, Nevada and South Carolina and include 17 skilled nursing facilities, two acute care hospitals, two long-term acute care hospitals, one assisted living facility, one inpatient rehabilitation facility and one medical office building. As of December 31, 2016, our triple-net leased portfolio was 100% leased and had lease expirations ranging from July 2026 to December 2031.

On October 4, 2016, we completed the initial public offering of our common stock in which we issued 19,000,000 shares and, on October 28, 2016, issued an additional 1,434,567 shares upon the underwriters’ partial exercise of their over-allotment option. The public offering price of the shares sold in the initial public offering was $12.00 per share, resulting in aggregate gross proceeds to us of approximately $245.2 million.

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

We intend to continue to capitalize on what we expect will be a need for significantly higher levels of capital investment in new and updated healthcare properties resulting from an aging U.S. population, increasing access to traditional healthcare services enabled by healthcare reform legislation, increasing regulatory oversight, rapidly changing technology and continuing focus on reducing healthcare costs. We believe these factors present opportunities for us to provide flexible capital solutions to healthcare providers as they seek the capital required to modernize their facilities, operate more efficiently and improve patient care.

While our preferred form of investment is fee ownership of a facility with a long-term triple-net lease with the healthcare provider or operator, we also may provide debt financing to healthcare providers, typically in the form of mortgage or mezzanine loans. In addition, we may provide capital to finance the development of healthcare properties, which we may use as a pathway to the ultimate acquisition of pre-leased properties by including purchase options or rights of first offer in the loan agreements.

We were incorporated in Maryland on April 23, 2014, and we are the sole member of the general partner of our operating partnership. All of our assets are held by, and our operations are conducted through, our operating partnership. As of December 31, 2016, we owned all of the outstanding units of limited partnership interest (“OP units”) of our operating partnership. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2014.

Our Competitive Strengths

We believe that the following competitive strengths will support the accretive growth of our business and the continued execution of our business plan:

•

Seasoned Management Team with Successful Track Record and Scalable Platform. Our management team has a proven track record of successfully investing in and managing a portfolio of healthcare properties, including executing on the acquisition of our current portfolio since July 2014. The team is led by John W. McRoberts, our chief executive officer and chairman of our board of directors, William C. Harlan, our president and chief operating officer and a member of our board of directors, and Jeffery C. Walraven, our chief financial officer. Each of Messrs. McRoberts and Harlan has over 30 years of experience investing in healthcare real estate and operating companies, having completed over 170 acquisitions of healthcare-related facilities through various investment vehicles. Mr. Walraven has 25 years of experience, including 22 years of public accounting experience, serving many public REIT clients since 1999, including with respect to numerous public and private REIT transactions and offerings. The majority of the Company’s current real estate portfolio is leased pursuant to triple-net lease structures, the Company’s primary leasing structure for direct property investments.  We believe this focus on triple-net leases for properties, together with our existing property management systems and management personnel, enables the Company to support a significant increase in the size of our portfolio without a proportionate increase in administrative or management costs.

•

Access to Attractive Off-Market and Target-Marketed Investment Opportunities through Extensive Industry Connections. The Company’s executive management team has long-standing relationships with owners, operators and developers of healthcare properties, who we believe value their industry knowledge and commitment to working in a cooperative and supportive manner. In addition, the executive management team has extensive relationships with private equity groups, attorneys, contractors and commercial bankers who invest in or otherwise support healthcare services operators. Since our formation, each of the properties that we have acquired was sourced through the existing relationships of our management team, and going forward, we believe these relationships will provide us with off-market acquisition and investment opportunities, as well as target-marketed opportunities that are strategically presented to a limited number of capital providers. We believe such off-market and target-marketed transactions may not be available to many of our competitors and provide us with the opportunity to purchase assets outside the competitive bidding process.

•

Experience-Driven Investment Underwriting Process. We believe our management team’s depth of experience in healthcare real estate, operations and finance, including underwriting debt and equity investments in healthcare properties, provides us with unique perspective in underwriting potential investments. Our rigorous investment underwriting process focuses on both real estate and healthcare operations and includes a detailed analysis of the property, including historical and projected cash flow and capital needs, visibility of location, quality of construction and local economic, demographic and regulatory factors, as well as an analysis of the financial strength and experience of the healthcare operator and its management team. We believe our underwriting process supports our ability to deliver attractive risk-adjusted returns to our stockholders.

•

Legacy-Free, High-Quality Portfolio with Well-Structured Net Leases, Generating Predictable, Sustainable and Growing Cash Flow. As of December 31, 2016, our property portfolio was comprised of 24 healthcare facilities with a total of 2,345 licensed beds located in Texas, California, Nevada and South Carolina, including 17 skilled nursing facilities, two acute care hospitals, two long-term acute care hospitals, one assisted living facility, one inpatient rehabilitation facility and one medical office building. The single-tenant properties in our portfolio were acquired through transactions originated by us and are subject to new leases negotiated by us. We did not inherit a portfolio of assets or leases negotiated by third parties, which has allowed us to selectively acquire high-quality assets that meet our underwriting standards. The properties in our portfolio primarily are located in attractive markets with favorable demographic trends and, as of December 31, 2016, were approximately 99.0% leased and had a weighted-average remaining lease term of approximately 13.4 years. The properties in our portfolio have an average age of less than 10 years since they were built or underwent a major renovation.

The single-tenant properties in our portfolio primarily are leased to high-quality, experienced providers covering the acute and post-acute spectrum of care, are subject to long-term non-cancellable triple-net leases and are supported by parent guarantees, cross-default provisions and/or cross-collateralization provisions. In addition, leases for our single-tenant properties contain rent escalators, which protect us against inflation and potential increases in interest rates. All of the single-tenant facilities in our portfolio also benefit from parent guarantees. As a result, 97% of our total annualized rental income benefits from an additional layer of credit protection by requiring the guarantors to make our tenants’ rental payments to us in the event that a facility on a stand-alone basis cannot generate sufficient cash flow to meet its rental obligations to us. One key advantage of this credit enhancement is that it minimizes our risk associated with the performance of one facility because our rental income is reinforced by the financial performance across a more diversified pool of facilities.

Our Business and Growth Strategies

Our primary business objective is to provide our stockholders with stable cash distributions and an opportunity for value enhancement over time through investments in a diversified mix of healthcare properties, coupled with proactive management and prudent financing of our healthcare property investments. Key elements of our strategy include:

Employ a Differentiated Investment Strategy Focused on Multiple Types of Acute and Post-Acute Healthcare Properties

The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring, financing and otherwise investing in multiple types of acute and post-acute healthcare properties that reflect long-term trends in healthcare delivery methods, which we believe differentiates us from other healthcare real estate investors. We believe that the healthcare industry will continue to evolve and trend towards value- and outcome-based payment models, Managed Medicare, changing patient criteria definitions and shortening length of stays, which we believe will result in an increasing interdependence of acute care hospitals and skilled nursing facilities and other post-acute facilities. Our investment strategy is tailored to take advantage of the market opportunities created by these changes. We believe that by investing in facilities that span the entire acute and post-acute spectrum of care, we will be able to adapt to, and capitalize on, such changes in the healthcare industry and support, grow and develop long-term relationships with providers that serve the highest number of patients at the highest-yielding end of the healthcare real estate market. Our investment focus is primarily on the following types of healthcare properties:

•

Acute Care Hospitals. Acute care hospitals are general medical and surgical hospitals providing both inpatient and outpatient medical services and are owned and/or operated either by a non-profit or for-profit hospital or hospital system. These facilities often act as feeder hospitals to dedicated specialty facilities.

•

Skilled Nursing Facilities. Skilled nursing facilities provide restorative, rehabilitative and nursing care for people not requiring the more extensive and sophisticated treatment available at acute care hospitals or long-term acute care hospitals but require higher levels of care than provided in assisted living facilities. Many provide ancillary services that include occupational, speech, physical, respiratory and IV therapies, as well as sub-acute care services.

•

Other Dedicated Specialty Acute Care Hospitals. Other dedicated specialty acute care hospitals are medical and surgical hospitals dedicated to specialized services, such as orthopedic hospitals, cardiac hospitals, hospitals and psychiatric hospitals. These hospitals typically are located in urban and suburban areas, and offer their specialized services in a lower cost setting than in a general acute care hospital.

•

Inpatient Rehabilitation Facilities. Inpatient rehabilitation facilities are hospitals that provide inpatient rehabilitation services for patients recovering from injuries, organ transplants, amputations, cardiovascular surgery, strokes, and complex neurological, orthopedic and other conditions. These hospitals are often the best medical alternative to traditional acute care hospitals, which receive reimbursements based upon diagnostic-related groups and, thus are pressured to discharge patients to lower-cost, post-acute care settings after patients become medically stable.

•	Long-Term Acute Care Hospitals. Long-term acute care hospitals are hospitals that focus on extended hospital care for the medically complex patient in lower-cost, more focused settings.
•

Medical Office Buildings. Medical office buildings are buildings occupied by physician practices located near or adjacent to acute care hospitals or other facilities where healthcare services are rendered. Medical office buildings can be leased by physicians, physician practice groups, hospitals, hospital systems or other healthcare providers and can include outpatient surgical centers, diagnostic labs, physical therapy providers and physician office space in a single building.

•

Ambulatory Surgery Centers. Ambulatory surgery centers are freestanding facilities designed to allow patients to have surgery, spend a short time recovering at the center and then return home to complete their recovery. Ambulatory surgery centers offer a lower cost alternative to general acute care hospitals for many surgical procedures in an environment that is more convenient for both patients and physicians. Procedures commonly performed include those related to dermatology, ear, nose and throat/audiology, pain, ophthalmology, orthopedics and sports health, and urology.

Over the long term, we expect our portfolio to be balanced equally between acute and post-acute facilities, although the balance may fluctuate from time to time due to the impact of individual transactions.

Utilize Multiple Investment Structures to Maximize Investment Returns

We intend to continue to utilize multiple investment structures to maximize investment returns, including: healthcare property purchases with triple-net leases back to the operators, first mortgage loans secured by healthcare properties, mezzanine loans secured by ownership interests in entities that own healthcare properties, leasehold mortgages, loans to healthcare operators and equity investments in healthcare operators. In addition, we may provide capital to finance the development of healthcare properties, which may lead to the ultimate acquisition of pre-leased properties. We believe that providing operators and developers with a variety of financing options enhances yield, provides a pathway to additional investments and positions us as a favorable capital partner that can accommodate creative and flexible capital structures.

Negotiate Well-Structured Net Leases with Strong Coverage

Our primary ownership structure is a facility purchase with a long-term triple-net lease with the healthcare provider. We intend to continue to negotiate leases that generally have minimum lease coverage ratio requirements (the ratio of the tenant’s earnings before interest, taxes, depreciation, amortization, and rent (“EBITDAR”) to its annualized base rent) and fixed charge coverage ratio requirements (the ratio of the tenant’s EBITDAR to its annualized fixed charges (rent, interest and current maturities of long-term debt). We believe our coverage ratios achieve the proper balance between maintaining our profitability and providing comfort that our tenants will be able to pay the rent due under our leases. Under our net leases, our tenants will be responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other required capital expenditures. For single-tenant properties, we also seek to structure our leases with lease terms ranging from 10 to 25 years and rent escalators that provide a steadily growing cash rental stream. We also may enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise from our close tenant relationships. Our lease structures also are designed to provide us with key credit support for our rents, including, in certain cases, lease deposits, covenants regarding liquidity, minimum working capital and net worth, liens on accounts receivable and other operating assets, and various provisions for cross-default, cross-collateralization and corporate or parent guarantees, when appropriate. We believe these features help insulate us from variability in operator cash flows and enable us to minimize our expenses while we continue to build our portfolio.

Leverage Existing and Develop New Operator Relationships

Our management team has long-standing relationships in the healthcare industry through which we have sourced our existing portfolio and properties under evaluation, and we intend to continue to expand our portfolio by leveraging these existing relationships. Many of our operators have demonstrated a desire, as well as the resources, to grow, and we expect our strong relationships with these operators to lead to other acquisition and investment opportunities going forward. In addition, we intend to develop new relationships with healthcare providers and operators in order to diversify our tenant base and reduce our dependence on any single tenant or operator.

Adhere to Rigorous Investment Underwriting Criteria

We have adopted a rigorous investment underwriting process based on extensive analysis and due diligence with respect to both the healthcare real estate and the healthcare service operations. We seek to make investments in healthcare properties that have the following attributes: well-located, visible to traffic, in good physical condition with predictable future capital improvement needs and with a profitable operating history or, if a new or non-stabilized facility, a viable and supportable projection of profitability, a well-qualified and experienced operator or guarantor with a good credit history, and located in a market with economic, demographic and regulatory trends that we believe support increasing facility revenues.

Actively Monitor the Performance of Our Facilities and Industry Trends

We actively monitor the financial and operational performance of our tenants and lease guarantors and of the specific facilities in which we invest through a variety of methods, such as reviews of periodic financial statements, operating data and clinical outcomes data, regular meetings with the facility management teams and joint strategic planning with the facility operators. Integral to our asset management philosophy is our desire to continue our existing, and develop new, long-term relationships with our tenants so that they view us as a valuable partner and member of their teams. The value of our investments depends, in part, on our tenants’ ability to prosper. Therefore, pursuant to the terms of our leases, our tenants are required to provide us with certain periodic financial statements and operating data, and, during the terms of such leases, we conduct joint evaluations of local facility operations and participate in discussions about strategic plans that may ultimately require our approval pursuant to the terms of our lease agreements. Our management team also communicates regularly with their counterparts at our tenants, and others who closely follow the healthcare industry, in order to maintain knowledge about changing regulatory and business conditions. We believe this knowledge, combined with our management team’s experience in the healthcare industry, allows us to anticipate changes in our tenants’ operations in sufficient time to strategically and financially plan for changing economic, market and regulatory conditions.

Our ability to effectively implement our business and growth strategies is subject to numerous risks and uncertainties, including those set forth under “Risk Factors—Risks Related to Our Business and Growth Strategy.”

Our Portfolio

As of December 31, 2016, our portfolio was comprised of 24 healthcare facilities that contain a total of 2,345 licensed beds. Our properties, which we acquired for an aggregate gross purchase price of $498.9 million, are located in Texas, California, Nevada and South Carolina. We own 100% of all of our properties, other than Lakeway Regional Medical Center (“Lakeway Hospital”), in which we own a 51% interest through our consolidated partnership that owns Lakeway Hospital (the “Lakeway Partnership”). Our single-tenant properties are leased to five operators with experienced management teams, with no single tenant/guarantor representing more than 28.8% of total revenue for the year ended December 31, 2016. In addition, we had a $10.0 million mortgage note receivable as of December 31, 2016.

Overall payor mix for the single-tenant operating properties in our portfolio, excluding Lakeway Hospital, was composed of approximately 39% Medicare, 27% Medicaid, 24% commercial payors and 10% other payors for the year ended December 31, 2015 and approximately 34% Medicare, 25% Medicaid, 34% commercial payors and 7% other payors for the nine months ended September 30, 2016.

Our Properties

The following table contains information regarding the individual healthcare facilities in our portfolio as of December 31, 2016 (dollars in thousands).

Property	Major Tenant(s) (1)	Location	Property Type (2)	% Leased	Gross Investment	Lease Expiration(s)	Annualized Rental Income (3)
Texas SNF Portfolio (10 properties)	GruenePointe	TX	SNF	100%	$145,142	July 2030	$14,211
Life Generations Portfolio (6 properties)	Life Generations	CA	SNF- 5; ALF- 1	100%	96,697	March 2030	8,618
Lakeway Hospital (4)	Baylor Scott & White	Lakeway, TX	ACH	100%	75,056	August 2031	15,130
Kentfield Rehabilitation & Specialty Hospital	Vibra Healthcare	Kentfield, CA	LTACH	100%	58,030	December 2031	5,288
Mountain's Edge Hospital	Fundamental Healthcare	Las Vegas, NV	ACH	100%	29,412	March 2030	2,909
Horizon Specialty Hospital of Henderson	Fundamental Healthcare	Las Vegas, NV	LTACH	100%	20,010	July 2029	1,722
Magnolia Place of Spartanburg	Fundamental Healthcare	Spartanburg, SC	SNF	100%	20,000	July 2026	1,956
Vibra Rehabilitation Hospital of Amarillo	Vibra Healthcare	Amarillo, TX	IRF	100%	19,399	September 2030	1,596
Mira Vista Court	Fundamental Healthcare	Fort Worth, TX	SNF	100%	16,000	February 2027	1,564
North Brownsville Medical Plaza (5)	VBOA ASC Partners and Pain & Anesthesia Associates	Brownsville, TX	MOB	83.1%	15,128	May 2017- July 2018	1,434
Total					$494,874		$54,428
(1)

For properties other than North Brownsville Medical Plaza, the tenant listed is the parent guarantor. For Lakeway Hospital, the guarantor is Baylor University Medical Center, a wholly owned subsidiary of the nonprofit parent corporation Baylor Scott & White Holdings. With respect to Fundamental Healthcare, the guarantor is THI of Baltimore, Inc., a wholly owned subsidiary of Fundamental Healthcare.

(2)	LTACH- Long-Term Acute Care Hospital; SNF- Skilled Nursing Facility; MOB- Medical Office Building; ALF- Assisted Living Facility; ACH- Acute Care Hospital; IRF- Inpatient Rehabilitation Facility.
(3)

Annualized rental income is total rent, including straight-line rent and amortization of lease incentives, for the month ended December 31, 2016, multiplied by twelve. Annualized rental income excludes certain property operating expenses that are reimbursable by tenants, which are included as rental income.

(4)	We own the facility through the Lakeway Partnership, a consolidated partnership, which, based on total equity contributions of $2.0 million, is owned 51% by us.
(5)	We are the lessee under a ground lease that expires in 2081, with two ten-year extension options, and provides for annual base rent of approximately $0.2 million in 2016.

Debt Investment

Loan	Borrower(s)	Principal Amount	Term	Initial Interest Rate	First Lien Mortgage	Guarantors
Vibra Mortgage Loan	Vibra Healthcare, LLC and Vibra Healthcare II, LLC	$10,000	5/20 years (1)	9.0%	Vibra Hospital of Western Massachusetts	Vibra Healthcare Real Estate Company II, LLC and Vibra Hospital of Western Massachusetts, LLC
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

Summary of Investments by Type

The following table contains information regarding the healthcare facilitates in our portfolio as of and for the year ended December 31, 2016 (dollars in thousands). Revenue includes rental income and interest on mortgage notes receivable.

	Properties/ Debt Investment	Licensed Beds	Gross Investment	% of Gross Investment	Revenue for the year ended December 31, 2016	% of Revenue for the year ended December 31, 2016
Skilled nursing facilities/ Assisted living facility (1)	18	1,966	$277,839	55.0%	$26,350	53.5%
Acute care hospitals	2	236	104,468	20.7%	11,298	22.9%
Long-term acute care hospitals	2	99	78,040	15.5%	6,952	14.1%
Inpatient rehabilitation facility	1	44	19,399	3.8%	1,468	3.0%
Medical office building	1	-	15,128	3.0%	2,262	4.6%
Mortgage note receivable	1	-	10,000	2.0%	921	1.9%
	25	2,345	$504,874	100.0%	$49,251	100%
(1)	Includes one assisted living facility connected to a skilled nursing facility.

Geographic Concentration

The following table contains information regarding the geographic concentration of the healthcare facilities in our portfolio as of and for the year ended December 31, 2016 (dollars in thousands).

State	No. of SNF/ALFs	No. of ACHs	No. of LTACHs	No. of Other	No. of Beds	Gross Investment	Rental Income	% of Rental Income
Texas	11	1	-	2	1,437	$270,725	$27,834	57.6%
California	6	-	1	-	619	154,727	13,848	28.7%
Nevada	-	1	1	-	169	49,422	4,692	9.7%
South Carolina	1	-	-	-	120	20,000	1,956	4.0%
	18	2	2	2	2,345	$494,874	$48,330	100%

Tenant Concentration

The following table contains information regarding the largest tenants, guarantors and borrowers in our portfolio as a percentage of revenue (rental income and interest on mortgage notes receivable) for the year ended December 31, 2016 and 2015 and a percentage of total real estate assets (gross real estate properties and mortgage notes receivable) as of December 31, 2016 and 2015.

	% of Revenue for the year ended December 31,		% of Total Real Estate Assets at December 31,
	2016	2015	2016	2015
GruenePointe Holdings	28.9%	13.0%	28.7%	28.2%
Life Generations Healthcare	17.5%	13.1%	19.2%	20.7%
Fundamental Healthcare	16.7%	16.4%	16.9%	16.6%
Vibra Healthcare	15.5%	18.2%	17.3%	17.0%
Baylor Scott & White Health	9.9%	-	14.9%	-
LRMC (1)	6.0%	34.2%	-	14.6%
(1)

Lakeway Regional Medical Center, LLC (“LRMC”) was the prior tenant at Lakeway Hospital. The lease with LRMC was terminated on August 31, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Lakeway Hospital Operator Change” for further discussion.

Significant Tenants

The following tenants account for a significant percentage of our total revenue and rent generated from our portfolio. Adverse changes to any of their financial conditions could materially and adversely affect our business, financial condition and results of operations. See “Risk Factors – Risks Related to Our Business and Growth Strategy – Certain tenants/operators in our portfolio account for a significant percentage of the rent generated from our portfolio, and the failure of any of these tenants/operators to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.”

Baylor Scott & White Health

Our tenant at Lakeway Hospital is Scott & White Hospital – Round Rock (the “Baylor Lessee”), with Baylor University Medical Center (“BUMC”) as guarantor. These entities are part of the Baylor Scott & White Health system, or BSW Health, the largest not-for-profit healthcare system in Texas. BSW Health is one of the largest healthcare delivery systems in the United States with a nationally recognized network of 48 hospitals and more than 900 patient access points, with over 6,000 active physicians and 40,000 employees providing services focused in the Dallas-Fort Worth metropolitan area and central Texas region.

The Baylor Lessee’s Round Rock hospital campus, known as Baylor Scott & White Medical Center-Round Rock, is located in Round Rock, Texas and was established in 2007. The campus includes an acute care hospital with 101 licensed beds and an 86,000 square foot medical office building that is attached to the hospital.

BUMC owns and operates Baylor University Medical Center, a major teaching, research and acute care hospital located in Dallas, Texas. Baylor University Medical Center is one of the largest hospitals in Texas, with 952 licensed beds, and is one of the major referral centers in the region.

GruenePointe

GruenePointe Holdings, LLC (“GruenePointe”) was formed in 2014 for the development, construction, acquisition and operation of healthcare facilities. An affiliate of OnPointe Health, which is one of the owners of GruenePointe, manages the operations of the 11 facilities owned or leased by GruenePointe, including the portfolio of ten skilled nursing facilities located throughout Texas that we acquired in July and October 2015. OnPointe Health is a privately owned operator of post-acute facilities and, as of September 30, 2016, operated eight skilled nursing facilities, two assisted living facilities and a home health company, in addition to managing the 11 facilities owned or leased by GruenePointe. OnPointe Health’s senior management team has extensive experience owning, operating, managing and developing skilled nursing facilities, primarily located in Texas, New Mexico and Louisiana.

Life Generations

Life Generations Healthcare, LLC (“Life Generations”) is a privately owned owner-operator of long-term care facilities that began operations in 1998 and has approximately 3,100 employees. As of September 30, 2016, Life Generations operated 18 skilled nursing facilities and two assisted living facilities in California, with an aggregate of more than 2,100 beds, and a therapy company that provides physical, occupational and speech therapy to residents in Life Generations’ facilities.

Fundamental Healthcare

Fundamental Healthcare is a privately owned owner-operator headquartered in Sparks, Maryland. Fundamental Healthcare, through its subsidiaries, operates 79 healthcare facilities in nine states, including skilled nursing facilities, long-term acute care hospitals and rehabilitation centers, and has longstanding, industry-wide relationships. Fundamental Healthcare’s facilities are largely concentrated in Missouri, Nevada, South Carolina and Texas.

Fundamental Healthcare’s wholly owned subsidiary, THI of Baltimore, serves as guarantor for each of our leases with subsidiaries of Fundamental Healthcare. Subsidiaries of THI of Baltimore operate 71 skilled nursing facilities, one long-term acute care hospital, two acute care hospitals and one inpatient psychiatric hospital.

Vibra Healthcare

Vibra Healthcare is a privately owned, nationwide owner-operator of freestanding long-term acute care hospitals and inpatient rehabilitation facilities, headquartered in Mechanicsburg, Pennsylvania. Vibra Healthcare was founded in 2004 and began the company through the acquisition of six long-term acute care hospitals. Vibra Healthcare and its subsidiaries serve as guarantors for the lease for the Kentfield Rehabilitation & Specialty Hospital and serve as guarantors under the lease for Vibra Rehabilitation Hospital of Amarillo. With the support of a highly experienced management team, Vibra Healthcare has grown to more than 9,000 employees and operates more than 50 long-term acute care hospitals, inpatient rehabilitation facilities and outpatient physical therapy centers. These facilities have more than 3,000 licensed beds in 20 states, with the highest concentration in Texas and California. Vibra Healthcare is one of the largest privately owned post-acute owner-operators in the United States.

Lease Expirations

The following table contains information regarding the lease expiration dates of the triple-net leases in our portfolio as of December 31, 2016, excluding our one medical office building (dollars in thousands).

Year	No. of SNF/ALFs	No. of ACHs	No. of LTACHs	No. of Other	No. of Licensed Beds	Annualized Rental Income (1)	% of Annualized Rental Income Expiring
2017-2025	-	-	-	-	-	$-	-
2026	1	-	-	-	120	1,956	3.7%
2027	1	-	-	-	142	1,565	3.0%
2028	-	-	-	-	-	-	-
2029	-	-	1	-	39	1,722	3.2%
2030	15	1	-	2	1,878	27,333	51.6%
2031	-	1	1	-	166	20,418	38.5%
	17	2	2	2	2,345	$52,994	100%
(1)

Annualized rental income is total rent, including straight-line rent and amortization of lease incentives, for the month ended December 31, 2016, multiplied by twelve. Annualized rental income excludes certain property operating expenses that are reimbursable by tenants, which are included as rental income.

Medical Office Building Lease Expirations

As of December 31, 2016, our 67,682 square foot medical office building had a total of 11 tenants under leases that provided for annual rental income of $1.4 million. This annual rental income excludes approximately $0.8 million in property operating expenses that are reimbursable by tenants and are included as rental income on the Company’s statement of operations for the year ended December 31, 2016. As of December 31, 2016, the existing leases had expiration dates ranging from May 2017 to July 2018. The nine leases scheduled to expire during 2017 represent approximately 71.2% of annualized rental income from the medical office building. Six of the leases, representing 60.7% of annualized rental income, do not expire until the fourth quarter of 2017. The following table sets forth information with respect to two tenants at our medical office building that together account for approximately 56.4% of the annual rental income as of December 31, 2016 (dollars in thousands):

Tenant	Lease Expiration	Total Leased GLA	% of total Property GLA	Annualized Rental Income (1)	% of Property Annualized Rental Income
VBOA ASC Partners	12/31/2017	19,482	28.8%	$521	36.3%
Pain & Anesthesia Associates	2/28/2018	10,775	15.9%	$289	20.1%
(1)

Annualized rental income is total rent, including straight-line rent, for the month ended December 31, 2016, multiplied by twelve. Annualized rental income excludes certain property operating expenses that are reimbursable by tenants, which are included as rental income.

2017 Investment

On January 30, 2017, we invested $12.5 million in an acute care surgical hospital in Houston, Texas in a newly originated interest-only loan with an interest rate of 9.6% and secured by a first mortgage on Advanced Diagnostics Hospital East a licensed general acute care hospital that consists of 23,300 square feet with four operating rooms, two special procedure rooms, four inpatient rooms and four full-size extended recovery rooms. Beginning on October 1, 2017, we will have the exclusive option to purchase the hospital for $12.5 million. The interest-only loan matures on February 1, 2018, with automatic extension until September 30, 2019 if we do not exercise our purchase option prior to maturity.

Property Under Evaluation

On February 1, 2016, we entered into an agreement with an affiliate of GruenePointe Holdings, LLC (“GruenePointe”) to acquire, at our option and upon completion, a facility located in Dallas, Texas that is currently under development, for a gross purchase price not to exceed approximately $28.0 million, plus an earn-out that we may pay to GruenePointe based on the facility’s EBITDAR during the three years following the closing date of the acquisition. The facility, which is being developed by GruenePointe, is expected to be comprised of an 80-bed skilled nursing facility and 29-bed assisted living facility and is expected to be completed and operational in the third quarter of 2017. If we exercise our right to acquire the facility, we will lease the facility to an affiliate of GruenePointe pursuant to a long-term triple-net lease. The closing of this acquisition is subject to, among other things, GruenePointe’s successful completion of the facility and our ability to obtain equity or debt financing for the acquisition in such amounts and on such terms as are satisfactory to us, in our sole discretion. There can be no assurance that we will ultimately complete the acquisition on the terms currently anticipated, or at all.

Description of Significant Properties

Texas SNF Portfolio

On July 30, 2015, we acquired nine skilled nursing facilities for an aggregate gross purchase price of $133.4 million, and on October 2, 2015, we acquired Graham Oaks for a gross purchase price of $11.6 million, which we refer to collectively as the Texas SNF Portfolio. The Texas SNF Portfolio contains an aggregate of approximately 339,733 square feet and 1,145 licensed beds.

Upon the closing of the acquisitions, we leased 100% of the Texas SNF Portfolio to wholly owned subsidiaries of GruenePointe, pursuant to a triple-net master lease with the tenant responsible for all costs of the facilities, including taxes, utilities, insurance, maintenance and capital improvements. The master lease has a non-cancelable 15-year term, with two five-year extension options. The initial annual base rent under the master lease was approximately $12.3 million, or 8.5% of the $145.0 million aggregate gross purchase price. The annual base rent increases each year by 2.0% of the prior year’s base rent. In addition to the base rent, commencing in the second year of the lease, the master lease provides for additional rent equal to 20% of the amount by which the aggregate gross patient care revenues (i.e., gross revenues less supplemental management fees) of four facilities (Songbird Lodge, Graham Oaks, River City Care Center and Kerens Care Center) exceed the aggregate gross patient care revenues of such facilities in the first year of the lease, until the aggregate rent under the master lease for these four facilities equals 10.0% of the gross purchase price allocated to these facilities, subject to increases pursuant to the annual rent escalator. An affiliate of OnPointe Health, which is one of the owners of GruenePointe, manages the operations of the facilities in the Texas SNF Portfolio.

The master lease is unconditionally guaranteed by GruenePointe and is guaranteed by an affiliate of OnPointe Health in an amount up to one year’s management fee from the Texas SNF Portfolio and by certain members of GruenePointe up to $6.0 million. The GruenePointe guaranty is cross-defaulted and cross-collateralized with all other obligations of GruenePointe to us. In addition, the master lease is secured by (i) a first priority pledge of and security interest in the equity interests in each of the single-asset holding subsidiaries of GruenePointe subject to the master lease and (ii) an assignment and pledge of substantially all of the assets of the single-asset holding subsidiaries of GruenePointe subject to the master lease.

Life Generations Portfolio

On March 31, 2015, we acquired a portfolio of four skilled nursing facilities and one connected assisted living facility from Life Generations for $80.0 million, and on October 1, 2015, we acquired Kearny Mesa for $15.0 million. We refer to these six facilities collectively as the Life Generations Portfolio. The Life Generations Portfolio is located in the southern California markets and has approximately 559 licensed beds as of December 31, 2016.

Upon the closing of the acquisitions, we leased 100% of the Life Generations Portfolio to wholly owned subsidiaries of Life Generations pursuant to a triple-net master lease agreement, with the tenants responsible for all costs of the facilities, including taxes, insurance, maintenance and capital improvements. The lease has a non-cancelable 15-year term, with two five-year extension options. The initial annual base rent under the lease was approximately $8.3 million, or 8.75% of the $95.0 million aggregate gross purchase price. On the fifth anniversary of the initial lease term, the annual base rent will increase by the lesser 2.0% and the percentage increase in the consumer price index over the first five years of the lease. On the sixth through the ninth anniversaries of the initial lease term, the annual base rent will increase each year by the lesser of 2.0% and the percentage increase in the consumer price index over the prior 12 months. On each anniversary thereafter, the annual base rent will increase by 2.5% of the prior year’s base rent.

The master lease agreement is unconditionally guaranteed by Life Generations. The master lease is also cross-defaulted with (i) any material uncured default by Life Generations under its credit facility that results in the actual acceleration of any amounts outstanding under its credit facility and (ii) any material uncured default under any material obligations related to the Life Generations Portfolio.

Lakeway Hospital

Lakeway Hospital is a 270,512 square-foot acute care hospital located in Lakeway, Texas. The hospital opened in April 2012 and is licensed for 106 beds and has six operating rooms.

We own the facility through the Lakeway Partnership, which, based on a total equity contribution of $2.0 million, is owned 51% by us and 49% by an entity that is owned indirectly by physicians who have relocated their practices to Lakeway Hospital and a non-physician investor. Our equity contribution to the Lakeway Partnership was $1.0 million, and our transfer of the original $50.0 million note and $23.0 million of cash to the Lakeway Partnership is structured as the Lakeway Intercompany Mortgage Loan to the Lakeway Partnership that is secured by a first mortgage lien on Lakeway Hospital. The Lakeway Intercompany Mortgage Loan has a ten-year term and requires payments of principal and interest at a rate of 8.0% per annum based on a 25-year amortization schedule. The interest rate on the Lakeway Intercompany Mortgage Loan will reset after five years based upon then-current market rates. The Lakeway Intercompany Mortgage Loan, the related interest income to us and the related interest expense to the Lakeway Partnership are eliminated in our consolidated financial statements.

In addition, in connection with our acquisition of Lakeway Hospital, we assumed the seller’s rights as lessor under the ground lease for the medical office building that is part of Lakeway Hospital. The ground lease expires on October 1, 2061, subject to two ten-year extension options, and provides for annual base rent to the Lakeway Partnership of approximately $0.2 million, which will increase each year by 3.0% of the prior year’s base rent.

Prior to September 1, 2016 we leased Lakeway Hospital to LRMC pursuant to a triple-net lease, with the tenant responsible for all costs of the facility, including taxes, utilities, insurance, maintenance and capital improvements. The lease had a non-cancelable 25-year term, with two ten-year extension options. The stabilized annualized base rent payable to the Lakeway Partnership under the lease was approximately $12.8 million payable in equal monthly installments. The contractual base rent increased ratably during the first six months of 2016 by an aggregate of $3.5 million (representing the difference between the reduced monthly base rent of $0.5 million due for the second and third quarters of 2015 and the stabilized monthly rent of $1.1 million, plus interest on the deferred rent), which we refer to as the Deferred Lakeway Payment. In connection with the Lakeway Hospital operator change to BSW Health, we agreed to receive $1.5 million in satisfaction of the $1.7 million in the Deferred Lakeway Payment due as of March 31, 2016 and to waive the remaining $1.8 million of the Deferred Lakeway Payment.

On September 1, 2016, BSW Health acquired the operations of LRMC. In connection with the closing of this transaction, we simultaneously terminated the lease with LRMC and entered into a new triple-net lease with the Baylor Lessee, which has an initial term of 15 years with two ten-year extension options. The initial annual base rent under the lease is approximately $12.8 million, payable in equal monthly installments, which is the same as the stabilized annual base rent under the prior lease. The base rent will increase by 1.75% on the second anniversary of the lease, 2.0% on the third anniversary and 2.5% on each anniversary thereafter. Under the lease, we agreed to provide the Baylor Lessee an approximately $2.3 million tenant allowance for the transition of the hospital within 30 days of executing the lease.

The lease provides that, commencing after completion of the third year of the lease and subject to certain conditions, the Baylor Lessee has the option to purchase Lakeway Hospital at a price equal to the aggregate base rent payable under the lease for the 12-month period following the date of the written notice from the Baylor Lessee divided by (i) 6.5% if written notice is provided after completion of the third lease year and before completion of the tenth lease year (which would result in a purchase price of not less than approximately $203.6 million) or (ii) 7.0% if written notice is provided any time thereafter. In addition, the Baylor Lessee has a right of first refusal and a right of first offer in the event that we intend to sell or otherwise transfer Lakeway Hospital. The lease is unconditionally guaranteed by BUMC, which is a wholly owned subsidiary of the nonprofit parent corporation Baylor Scott & White Holdings.

Kentfield Rehabilitation & Specialty Hospital

Kentfield Rehabilitation & Specialty Hospital (“Kentfield Hospital”), is a 40,091 square-foot long-term acute care hospital located in Kentfield, California that consists of approximately 29,000 square-feet with 60 licensed long-term acute care hospital beds and an approximately 11,000 square-foot adjoining medical office building. Kentfield Hospital is leased to a subsidiary of Vibra Healthcare pursuant to a triple-net lease effective August 1, 2014, with the tenant responsible for all costs of the facility, including taxes, utilities, insurance, maintenance and capital improvements. The lease has a 15-year term with two five-year extension options. The lease was amended on October 27, 2016 to extend the term to December 31, 2031 and increase the annual base rent to approximately $5.3 million effective December 1, 2016. The annual base rent will increase each year by the percentage by which the consumer price index has increased over the prior 12 months, subject to an annual cap of 2.0% of the prior year’s base rent beginning in August 2017.

The lease is unconditionally guaranteed by each of Vibra Healthcare and Vibra Healthcare II, LLC, or Vibra Healthcare II. In addition, the lease is secured by an assignment and pledge of substantially all of the assets, other than accounts receivable, of Kentfield Hospital, subject to the terms of an intercreditor agreement between us and the tenants existing lender. The obligations of the tenant and of Vibra Healthcare and Vibra Healthcare II as guarantors is cross-collateralized and cross-defaulted with the obligations and all collateral, if any, securing any existing and future obligations of the tenant, Vibra Healthcare, Vibra Healthcare II and their respective affiliates to us, including the Vibra Mortgage Loan.

Our Tax Status

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. Our ability to maintain our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes.

As a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute on an annual basis at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to maintain our qualification for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to maintain our qualification as a REIT. Even if we maintain our qualification as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by MedEquities Realty TRS, LLC our taxable REIT subsidiary, and any other taxable REIT subsidiaries (“TRSs”) that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax.

Competition

The market for making investments in healthcare properties is highly competitive and fragmented, and increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our investment objectives. In acquiring and leasing healthcare properties and providing financing to healthcare operators, we compete with financial institutions, institutional pension funds, private equity funds, real estate developers, other REITs, other public and private real estate companies and private real estate investors, many of whom have greater financial and operational resources and lower costs of capital than we have. We also face competition in leasing or subleasing available facilities to prospective tenants and entering into operating agreements with prospective operators.

Our tenants/operators compete on a local and regional basis with operators of facilities that provide comparable services. The basis of competition for our operators includes the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population and surrounding areas.

Regulation

Healthcare Regulatory Matters

The following discussion describes certain material healthcare laws and regulations that may affect our operations and those of our tenants/operators. The ownership and operation of hospitals, other healthcare properties and other healthcare providers are subject to extensive federal, state and local government healthcare laws and regulations. These laws and regulations include requirements related to licensure, conduct of operations, ownership of facilities, addition or expansion of facilities and services, prices for services, billing for services and the confidentiality and security of health-related information. Different properties within our portfolio may be more or less subject to certain types of regulation, some of which are specific to the type of facility or provider. These laws and regulations are wide-ranging and complex, may vary or overlap from jurisdiction to jurisdiction, and are subject frequently to change. Compliance with these regulatory requirements can increase operating costs and, thereby, adversely affect the financial viability of our tenants/operators’ businesses. Our tenants/operators’ failure to comply with these laws and regulations could adversely affect their ability to successfully operate our properties, which could negatively impact their ability to satisfy their contractual obligations to us. Our leases will require the tenants/operators to comply with all applicable laws, including healthcare laws.

We may be subject directly to healthcare laws and regulations, because of the broad nature of some of these restrictions, such as the Anti-kickback Statute, among others. In some cases, especially in the event we own properties managed by third parties, regulatory authorities could classify us or our subsidiaries as an operating entity or license holder. Such a designation would significantly increase the regulatory requirements directly applicable to us and subject us to increased regulatory risk. We intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations. We expect that the healthcare industry will continue to face increased regulations and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services.

Healthcare Reform Measures. The Affordable Care Act has changed how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid Disproportionate Share Hospital (“DSH”) payments, and expanding efforts to tie reimbursement to quality and efficiency. In addition, the law reforms certain aspects of health insurance, contains provisions intended to strengthen fraud and abuse enforcement, and encourages the development of new payment models, including the creation of Accountable Care Organizations (“ACOs”). On June 28, 2012, the United States Supreme Court struck down the portion of the Affordable Care Act that would have allowed HHS to penalize states that do not implement the law’s Medicaid expansion provisions with the loss of existing federal Medicaid funding. As a result, some states may choose not to implement the Medicaid expansion.

The expansion of health insurance coverage under the Affordable Care Act may result in a material increase in the number of patients using our tenants/operator’s facilities who have either private or public program coverage. In addition, the creation of ACOs and related initiatives may create possible sources of additional revenue. However, our tenants/operators may be negatively impacted by the law’s payment reductions, and it is uncertain what reimbursement rates will apply to coverage purchased through the exchanges. It is difficult to predict the full impact of the Affordable Care Act due to the law’s complexity, limited implementing regulations or interpretive guidance, gradual and potentially delayed implementation, court challenges and possible amendment or repeal, as well as our inability to foresee how individuals, states and businesses will respond to the choices afforded them by the law.

Sources of Revenue and Reimbursement. Our tenants and operators will receive payments for patient services from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons, persons with end-stage renal disease and persons with Lou Gehrig’s Disease. Medicaid is a federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford healthcare. Generally, revenues for services rendered to Medicare patients are determined under a prospective payment system (“PPS”). CMS annually establishes payment rates for the PPS for each applicable facility type.

Amounts received under Medicare and Medicaid programs are generally significantly less than established facility gross charges for the services provided and may not reflect the provider’s costs. Healthcare providers generally offer discounts from established charges to certain group purchasers of healthcare services, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans. These discount programs generally limit a provider’s ability to increase revenues in response to increasing costs. Patients are generally not responsible for the total difference between established provider gross charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs, PPOs and other managed care plans, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. The amount of such exclusions, deductibles and coinsurance continues to increase. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payers.

Payments to providers are being increasingly tied to quality and efficiency. These initiatives include requirements to report clinical data and patient satisfaction scores, reduced Medicare payments to hospitals based on “excess” readmission rates as determined by CMS, denial of payments under Medicare, Medicaid and some private payors for services resulting from a hospital or facility-acquired condition (“HAC”), and reduced Medicare payments to hospitals with high risk-adjusted HAC rates. Certain provider types, including, but not limited to, inpatient rehabilitation facilities and long-term acute care hospitals, are subject to specific limits and restrictions on admissions which, in turn, affect reimbursement at these facilities.

The amounts of program payments received by our tenants/operators can be changed from time to time by legislative or regulatory actions and by determinations by agents for the programs. The Medicare and Medicaid statutory framework is subject to administrative rulings, interpretations and discretion that affect the amount and timing of reimbursement made under Medicare and Medicaid. Federal healthcare program reimbursement changes may be applied retroactively under certain circumstances. In recent years, the federal government has enacted various measures to reduce spending under federal healthcare programs including required cuts under the Affordable Care Act and “sequestration” reductions as required by the Budget Control Act of 2011. In addition, many states have enacted, or are considering enacting, measures designed to reduce their Medicaid expenditures and change private healthcare insurance, and states continue to face significant challenges in maintaining appropriate levels of Medicaid funding due to state budget shortfalls. Further, non-government payers may reduce their reimbursement rates in accordance with payment reductions by government programs or for other reasons. Healthcare provider operating margins may continue to be under significant pressure due to the deterioration in pricing flexibility and payor mix, as well as increases in operating expenses that exceed increases in payments under the Medicare and Medicaid programs.

Anti-Kickback Statute. A section of the Social Security Act known as the “Anti-kickback Statute” prohibits, among other things, the offer, payment, solicitation or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. Courts have interpreted this statute broadly and held that the Anti-kickback Statute is violated if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. The Affordable Care Act provides that knowledge of the Anti-kickback Statute or specific intent to violate the statute is not required in order to violate the Anti-kickback Statute. Violation of the Anti-kickback Statute is a crime, punishable by fines of up to $25,000 per violation, five years imprisonment, or both. Violations may also result in civil and administrative liability and sanctions, including civil penalties of up to $50,000 per violation, liability under the False Claims Act, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and additional monetary penalties in amounts treble to the underlying remuneration.

There are a limited number of statutory exceptions and regulatory safe harbors for categories of activities deemed protected from prosecution under the Anti-kickback Statute. Currently, there are statutory exceptions and safe harbors for various activities, including the following: certain investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, managed care arrangements, investments in group practices, freestanding surgery centers, ambulance replenishing and referral agreements for specialty services. The safe harbor for space rental arrangements requires, among other things, that the aggregate rental payments be set in advance, be consistent with fair market value and not be determined in a manner that takes into account the volume or value of any referrals. The fact that conduct or a business arrangement does not fall within a safe harbor does not necessarily render the conduct or business arrangement illegal under the Anti-kickback Statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities.

Many states have laws similar to the Anti-kickback Statute that regulate the exchange of remuneration in connection with the provision of healthcare services, including prohibiting payments to physicians for patient referrals. The scope of these state laws is broad because they can often apply regardless of the source of payment for care. Little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties, as well as loss of facility licensure.

We intend to use commercially reasonable efforts to structure our arrangements, including any lease/operating arrangements involving facilities in which local physicians are investors, so as to satisfy, or meet as closely as possible, safe harbor requirements. The safe harbors are narrowly structured, and there are not safe harbors available for every type of financial arrangement that we or our tenants/operators may enter. Although it is our intention to fully comply with the Anti-kickback Statue, as well as all other applicable state and federal laws, we cannot assure you that all of our arrangements or the arrangements of our tenants/operators will meet all the conditions for a safe harbor. There can be no assurance regulatory authorities enforcing these laws will determine our financial arrangements or the financial relationships of our tenants/operators comply with the Anti-kickback Statute or other similar laws.

Stark Law. The Social Security Act also includes a provision commonly known as the “Stark Law.” The Stark Law prohibits a physician from making a referral to an entity furnishing “designated health services” paid by Medicare or Medicaid if the physician or a member of the physician’s immediate family has a financial relationship with that entity. Designated health services include, among other services, inpatient and outpatient hospital services, clinical laboratory services, physical therapy services and radiology services. The Stark Law also prohibits entities that provide designated health services from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $15,000 per prohibited service provided for failure to return amounts received in a timely manner, and exclusion from the Medicare and Medicaid programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. Failure to refund amounts received pursuant to a prohibited referral may also constitute a false claim and result in additional penalties under the False Claims Act, which is discussed in greater detail below.

There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. There is also an exception for a physician’s ownership interest in an entire hospital, as opposed to an ownership interest in a hospital department. Unlike safe harbors under the Anti-Kickback Statute, an arrangement must comply with every requirement of a Stark Law exception, or the arrangement will be in violation of the Stark Law. Through a series of rulemakings, CMS has issued final regulations implementing the Stark Law. While these regulations were intended to clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes.

Although there is an exception for a physician’s ownership interest in an entire hospital, the Affordable Care Act prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the law effectively prevents the formation after December 31, 2010 of new physician-owned hospitals that participate in Medicare and Medicaid. While the Affordable Care Act grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

Many states also have laws similar to the Stark Law that prohibit certain self-referrals. The scope of these state laws is broad because they can often apply regardless of the source of payment for care, and little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties, as well as loss of facility licensure.

Although our lease agreements will require lessees to comply with the Stark Law, we cannot offer assurance that the arrangements entered into by us or by our tenants/operators will be found to be in compliance with the Stark Law or similar state laws.

The False Claims Act. The federal False Claims Act prohibits knowingly making or presenting any false claim for payment to the federal government. The government may use the False Claims Act to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided, submitting false cost reports and failing to report and repay an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. The False Claims Act defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission.

The False Claims Act contains qui tam, or whistleblower, provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Whistleblowers under the False Claims Act may collect a portion of the government’s recovery. Every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the False Claims Act, and similar state laws.

In some cases, whistleblowers and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Anti-kickback Statute and the Stark Law, have thereby submitted false claims under the False Claims Act. The Affordable Care Act clarifies this issue with respect to the Anti-kickback Statute by providing that submission of claims for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim under the False Claims Act. If a defendant is found liable under the False Claims Act, the defendant may be required to pay three times the actual damages sustained by the government, additional civil penalties of up to $21,562.80 per false claim, plus reimbursement of the fees of counsel for the whistleblower.

Many states have enacted similar statutes preventing the presentation of a false claim to a state government, and we expect more to do so because the Social Security Act provides a financial incentive for states to enact statutes establishing state level liability.

Other Fraud & Abuse Laws. There are various other fraud and abuse laws at both the federal and state levels that cover false claims and false statements and these may impact our business. For example, the Civil Monetary Penalties law authorizes the imposition of monetary penalties against an entity that engages in a number of prohibited activities. The penalties vary by the prohibited conduct, but include penalties of $10,000 for each item or service, $15,000 for each individual with respect to whom false or misleading information was given, and treble damages for the total amount of remuneration claimed. The prohibited actions include, but are not limited to, the following:

•	knowingly presenting or causing to be presented, a claim for services not provided as claimed or which is otherwise false or fraudulent in any way;
•	knowingly giving or causing to be giving false or misleading information reasonably expected to influence the decision to discharge a patient;
•	offering or giving remuneration to any beneficiary of a federal healthcare program likely to influence the receipt of reimbursable items or services;
•	arranging for reimbursable services with an entity which is excluded from participation from a federal healthcare program; or
•	knowingly or willfully soliciting or receiving remuneration for a referral of a federal healthcare program beneficiary.

Any violations of the Civil Monetary Penalties Law by management or our tenants/operators could result in substantial fines and penalties, and could have an adverse effect on our business.

HIPAA Administrative Simplification and Privacy and Security Requirements. HIPAA, as amended by the HITECH Act, and its implementing regulations create a national standard for protecting the privacy and security of individually identifiable health information (called “protected health information”). Compliance with HIPAA is mandatory for covered entities, which include healthcare providers such as tenants/operators of our facilities. Compliance is also required for entities that create, receive, maintain or transmit protected health information on behalf of covered entities, such as healthcare providers or that perform services for such covered entities that involve the disclosure of protected health information, called “business associates.” In January, 2013, HHS issued a final rule to implement regulations pursuant to the HITECH Act and also imposed certain additional obligations for covered entities and their business associates. The final rule became effective March 26, 2013, and covered entities and business associates have until September 23, 2013 to comply with most of these provisions. On September 19, 2013, HHS’s Office for Civil Rights announced a delay in the enforcement, until further notice, of the requirement that certain HIPAA—covered laboratories revise their notices of privacy practices to comply with certain provisions of HIPAA and the HITECH Act. In announcing the enforcement delay, HHS indicated that the Office for Civil Rights will issue a public notice at least 30 days in advance of the end of this enforcement delay. HHS previously had announced other enforcement delays under HIPAA and may, in the future, announce additional guidance that could affect the business of our tenants/operators subject to these laws.

Covered entities must report a breach of protected health information that has not been secured through encryption or rendered unusable, unreadable or indecipherable to unauthorized third parties to all affected individuals without unreasonable delay, but in any case no more than 60 days after the breach is discovered. Notification must also be made to HHS and, in the case of a breach involving more than 500 individuals, to the media. In the final rule issued in January, 2013, HHS modified the standard for determining whether a breach has occurred by creating a presumption that any non-permitted acquisition, access, use or disclosure of protected health information is a breach unless the covered entity or business associate can demonstrate that there is a low probability that the information has been compromised, based on a risk assessment.

Covered entities and business associates are subject to civil penalties for violations of HIPAA of up to $1.5 million per year for violations of the same requirement. In addition, criminal penalties can be imposed not only against covered entities and business associates, but also against individual employees who obtain or disclose protected health information without authorization. The criminal penalties range up to $250,000 and up to 10 years imprisonment. In addition, state Attorneys General may bring civil actions predicated on HIPAA violations, HHS must conduct periodic HIPAA compliance audits of covered entities and business associates. If any of our tenants/operators are subject to an investigation or audit and found to be in violation of HIPAA, such tenants/operators could incur substantial penalties, which could have a negative impact on their financial condition. Our tenants/operators may also be subject to more stringent state law privacy, security and breach notification obligations.

Licensure, Certification and Accreditation. Healthcare property construction and operation are subject to numerous federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, rate-setting and compliance with building codes and environmental protection laws. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for our tenants/operators to make changes in their facilities, equipment, personnel and services.

Facilities in our portfolio will be subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We will require our healthcare properties to be properly licensed under applicable state laws. Except for provider types not eligible for participation in Medicare and Medicaid, we expect our operators/facilities to participate in the Medicare and Medicaid programs and, where applicable, to be accredited by an approved accrediting organization. The loss of Medicare or Medicaid certification would result in our tenants/operators that operate Medicare/Medicaid-eligible providers from receiving reimbursement from federal healthcare programs. The loss of accreditation, where applicable, would result in increased scrutiny by CMS and likely the loss of payment from non-government payers.

In some states, the construction or expansion of healthcare properties, the acquisition of existing facilities, the transfer or change of ownership and the addition of new beds or services may be subject to review by and prior approval of, or notifications to, state regulatory agencies under a Certificate of Need (“CON”) program. Such laws generally require the reviewing state agency to determine the public need for additional or expanded healthcare properties and services. The requirements for licensure, certification and accreditation also include notification or approval in the event of the transfer or change of ownership or certain other changes. Further, federal programs, including Medicare, must be notified in the event of a change of ownership or change of information at a participating provider. Failure by our tenants/operators to provide required federal and state notifications, obtain necessary state licensure and CON approvals could result in significant penalties as well as prevent the completion of an acquisition or effort to expand services or facilities. We may be required to provide ownership information or otherwise participate in certain of these approvals and notifications.

EMTALA. The EMTALA is a federal law that requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. The government broadly interprets EMTALA to cover situations in which individuals do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions.

Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured individual, the individual’s family or a medical facility that suffers a financial loss as a direct result of a hospital’s violation of the law can bring a civil suit against the hospital. Our leases will require any hospitals in our portfolio operate in compliance with EMTALA, but failure to comply could result in substantial fines and penalties.

Antitrust Laws. The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market allocation, monopolization, attempts to monopolize, price discrimination, tying arrangements, exclusive dealing, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission and the Antitrust Division of the Department of Justice. We intend to operate so that we and our tenants/operators are in compliance with such federal and state laws, but future review by courts or regulatory authorities could result in a determination that could adversely affect the operations of our tenants/operators and, consequently, our operations.

Healthcare Industry Investigations. Significant media and public attention has focused in recent years on the healthcare industry. The federal government is dedicated to funding additional federal enforcement activities related to healthcare providers and preventing fraud and abuse. Our tenants/operators will engage in many of routine healthcare operations and other activities that could be the subject of governmental investigations or inquiries. For example, our tenants/operators will likely have significant Medicare and Medicaid billings, numerous financial arrangements with physicians who are referral sources, and joint venture arrangements involving physician investors. In recent years, Congress has increased the level of funding for fraud and abuse enforcement activities. It is possible that governmental entities could initiate investigations or litigation in the future and that such matters could result in significant costs and penalties, as well as adverse publicity. It is also possible that our executives could be included in governmental investigations or litigation or named as defendants in private litigation.

Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the HHS-OIG and HHS-OCR, CMS and state Medicaid programs, may conduct audits of our tenants/operator’s operations. Private payers may conduct similar post-payment audits, and our tenants/operators may also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our portfolio’s financial position, results of operations and liquidity.

Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with RACs on a contingency basis to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program, to managed Medicare plans and in the Medicaid program. CMS has also initiated a RAC prepayment demonstration program in 11 states. CMS also employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. Should any of our tenants/operators be found out of compliance with any of these laws, regulations or programs, our business, our financial position and our results of operations could be negatively impacted.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare property operations. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues. For a description of the risks associated with environmental matters, see the risk factors described in Item 1A herein.

Insurance

We have general liability insurance (lessor’s risk) that provides coverage for bodily injury and property damage to third parties resulting from our ownership of the healthcare properties that are leased to and occupied by our tenants. For our single-tenant properties, our leases with tenants also require the tenants to carry general liability, professional liability, all risks, loss of earnings and other insurance coverages and to name us as an additional insured under these policies. We believe that the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.

Employees

At December 31, 2016, we had 11 employees.

Corporate Information

Our principal executive office is located at 3100 West End Avenue, Suite 1000, Nashville, Tennessee 37203. Our telephone number at our executive office is (615) 627-4710 and our corporate website is www.medequities.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC.

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the SEC. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website atwww.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of the documents available to the public free of charge through our website or by contacting our Investor Relations Department at the address set forth above under “—Corporate Information.”

Our Corporate Governance Guidelines, Code of Ethics and Business Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Corporate Governance section of the Investors section of our website.

Financial Information

For required financial information related to our operations, please refer to our consolidated financial statements, including the notes therein, included with this Annual Report on Form 10-K.

Item 1A. Risk Factors

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, the market price of shares of our common stock and our ability to, among other things, satisfy our debt service obligations and to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in this report including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Business and Growth Strategy

Our growth will depend upon future acquisitions of healthcare properties, and we may be unsuccessful in identifying and consummating attractive acquisitions or taking advantage of other investment opportunities, which would impede our growth and negatively affect our cash available for distribution to stockholders.

Our ability to continue to expand through acquisitions is integral to our business strategy and requires that we identify and consummate suitable acquisition or investment opportunities that meet our investment criteria and are compatible with our growth strategy. We may not be successful in identifying and consummating acquisitions or investments in healthcare properties that meet our investment criteria, which would impede our growth. Our ability to acquire healthcare properties on favorable terms, or at all, may be adversely affected by the following significant factors:

•

competition from other real estate investors, including public and private REITs, private equity investors and institutional investment funds, many of whom may have greater financial and operational resources and lower costs of capital than we have and may be able to accept more risk than we can prudently manage;

•	competition from other potential acquirers, which could significantly increase the purchase prices for properties we seek to acquire;

•

challenges in obtaining off-market or target-marketed deal flow in the future or on a consistent basis, which could adversely affect our ability to locate and acquire healthcare properties at attractive prices and could materially impede our growth;

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

•

non-competition provisions in our lease with the Baylor Lessee for Lakeway Hospital, which, among other things, prohibits us from acquiring or leasing any acute care hospitals or ambulatory surgery centers within a 30-mile radius of Lakeway Hospital or a ten-mile radius of certain other acute care hospitals and ambulatory surgery centers operated by the Baylor Lessee or its affiliates;

•

even if we enter into agreements for the acquisition of properties, these agreements are subject to customary closing conditions, including the satisfactory results of our due diligence investigations; and

•	we may be unable to finance the acquisition on favorable terms, or at all.

Our failure to identify and consummate attractive acquisitions or take advantage of other investment opportunities without substantial expense, delay or other operational or financial problems, would impede our growth and negatively affect our results of operations and cash available for distribution to our stockholders.

Certain tenants/operators in our portfolio account for a significant percentage of the rent generated from our portfolio, and the failure of any of these tenants/operators to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants/operators. Approximately 88.5% of the consolidated revenues (rental income and interest on mortgage note receivable) for the year ended December 31, 2016 was generated by GruenePointe (28.9%), Baylor Scott & White (9.9%), Life Generations (17.5%), Fundamental Healthcare (16.7%) and Vibra Healthcare (15.5%). Lease payment defaults by GruenePointe, Baylor Scott & White, Fundamental Healthcare, Life Generations, Vibra Healthcare or other significant tenants/operators or declines in their operating performance could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. If the property is subject to a mortgage, a default by a significant tenant/operator on its lease payments to us or a significant decline in operating performance at a facility may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant/operator default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we cannot assure you that we will be able to re-lease the property for the rent previously received, or at all, or that lease terminations will not cause us to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The success of our investment in Lakeway Hospital depends on improved operating results at the facility and such improved operating results may not occur on the schedule or to the extent that we anticipate, or at all, which could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

LRMC, our prior tenant at Lakeway Hospital, was not generating sufficient cash flow to pay the stabilized monthly rent under its lease with us at the time that BSW Health acquired its operations on September 1, 2016. Our new tenant at Lakeway Hospital, which is part of the Baylor Scott & White Health system, will rely in part on cash flow from its other hospital (Baylor Scott & White Medical Center-Round Rock) or support from BUMC, the guarantor of the lease, to pay the monthly rent under its lease with us until the operating results at Lakeway Hospital improve. If the operating results of the Lakeway Hospital do not improve on the schedule or to the extent that we anticipate, the Baylor Lessee or BUMC may default on the lease payments or other obligations to us, which could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In the event of a default by the Baylor Lessee or BUMC, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and attracting a new tenant to Lakeway Hospital. Furthermore, we cannot assure you that we will be able to re-lease the facility for the rent previously received, or at all, or that such a lease termination would not cause us to sell the property at a loss.

Our tenant at Lakeway Hospital has an option to purchase the property from us beginning after the third year of the lease term and has a right of first refusal and a right of first offer in the event that we intend to sell or otherwise transfer Lakeway Hospital, which could have an adverse effect on our business, results of operations and ability to make distributions to stockholders.

We own a 51% interest in a consolidated partnership, or the Lakeway Partnership, that owns Lakeway Hospital and are lender to the Lakeway Partnership of a $73.0 million intercompany mortgage loan that is secured by Lakeway Hospital and bears interest at 8.0% per annum.  The lease for Lakeway Hospital contains an option for the Baylor Lessee to purchase Lakeway Hospital commencing after the completion of the third year of the lease term for a purchase price of not less than approximately $203.6 million. If the purchase option is exercised, we may not be able to re-invest the expected net proceeds from the sale to us of not less than approximately $137 million on as favorable terms in a timely manner, or at all, and our operating results will be negatively impacted while we seek to reinvest the net proceeds from the sale. In addition, the Baylor Lessee has a right of first refusal and a right of first offer in the event that we intend to sell or otherwise transfer Lakeway Hospital, which could limit third-party offers for the property, inhibit our ability to sell the property or adversely affect the timing of any sale of the property and our ability to obtain the highest price possible in the event that we decide to market or sell the property.

Recently developed properties may take longer than expected to achieve stabilized operating levels, if at all, which could adversely affect our business and results of operations.

Recently developed properties, such as Mountain’s Edge Hospital and Mira Vista, may take longer than expected to achieve stabilized operating levels, if at all. To the extent such facilities fail to reach stabilized operating levels or achieve stabilization later than expected, it could materially adversely affect our tenants’ abilities to make payments to us under their leases and thus adversely affect our business and results of operations.

A high concentration of our properties in a particular facility type magnifies the effects of events that may adversely impact this particular facility type.

We intend to acquire income-producing healthcare properties diversified by facility type. However, approximately 54.5% and 23.4% of our consolidated rental income for the year ended December 31, 2016 was derived from skilled nursing facilities and acute care hospitals, respectively. As such, any adverse situation that disproportionately affects these facility types would have a magnified adverse effect on our portfolio.

Properties in Texas, California and Nevada account for approximately 96.0% of the consolidated rental income from our portfolio for the year ended December 31, 2016.

For the year ended December 31, 2016, approximately 96.0% of our consolidated rental income was derived from properties located in Texas (57.6%), California (28.7%) and Nevada (9.7%). As a result of this geographic concentration, we are particularly exposed to downturns in the economies of, as well as other changes in the real estate and healthcare industries in, these geographic areas. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these geographic areas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these geographic areas, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be adversely affected.

Our real estate investments are, and are expected to continue to be, concentrated in healthcare properties, which could adversely affect our operations relative to a more diversified portfolio of assets.

We invest in a diversified mix of healthcare facilities and healthcare-related real estate debt investments. We are subject to risks inherent in concentrating investments in real estate, and the risks resulting from a lack of diversification may become even greater as a result of our business strategy to concentrate our investments in the healthcare sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of healthcare properties. Given our concentration in this sector, our tenant base is especially concentrated and dependent upon the healthcare industry generally, and any industry downturn or negative regulatory or governmental development could adversely affect the ability of our tenants to make lease payments and our ability to maintain current rental and occupancy rates. Our tenant mix could become even more concentrated if a significant portion of our tenants practice in a particular medical field or are reliant upon a particular healthcare delivery system. Accordingly, a downturn in the healthcare industry generally, or in the healthcare related facility specifically, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We depend on key personnel whose continued service is not guaranteed and each of whom would be difficult to replace.

We depend on the efforts and expertise of Mr. McRoberts, our chief executive officer and chairman of our board of directors, Mr. Harlan, our president and chief operating officer and member of our board of directors, and Mr. Walraven, our chief financial officer, to execute our business strategy. If one or more of these individuals were to no longer be employed by us, we may be unable to find suitable replacements. If we were to lose the services of one or more of our executive officers and were unable to find suitable replacements, our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially and adversely affected.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability, among other things, to meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our business and growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

We have experienced and expect to continue to experience rapid growth and may not be able to adapt our management and operational systems to respond to the integration of the healthcare properties we expect to acquire without unanticipated disruption or expense, which could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

We have experienced and expect to continue to experience rapid growth through the potential acquisition of healthcare properties we are currently evaluating. We may not be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to manage such potential acquisitions without operating disruptions or unanticipated costs. Our failure to successfully manage our growth could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our healthcare properties and tenants/operators may be unable to compete successfully.

We expect our healthcare properties often will face competition from nearby hospitals and other healthcare properties that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties.

Similarly, our tenants/operators may face competition from other medical practices in nearby hospitals and other medical facilities, including newer healthcare facilities. Our tenants/operators’ failure to compete successfully with these other practices could adversely affect the operating performance of our facilities. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could also materially adversely affect our tenants/operators’ ability to meet our operating performance expectations and make rental payments to us or, if we lease properties to our TRS, our TRS’s ability to make rental payments to us, which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We face potential adverse consequences of bankruptcy or insolvency by our tenants, operators, borrowers, managers and other obligors.

We are exposed to the risk that our tenants, operators, borrowers, managers or other obligors could become bankrupt or insolvent. Although our lease, loan and management agreements will provide us with the right to exercise certain remedies in the event of default on the obligations owing to us or upon the occurrence of certain insolvency events, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, a debtor-lessee may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the debtor-lessee for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap could be substantially less than the remaining rent actually owed under the lease, and any claim we have for unpaid rent might not be paid in full. In addition, a debtor-lessee may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to a landlord, are generally more limited. In the event of an obligor bankruptcy, we may also be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager. As a result, our business, financial condition and results of operations and our ability to make distributions to our stockholders could be adversely affected if an obligor becomes bankrupt or insolvent.

Long-term leases may result in below market lease rates over time, which could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We have entered into long-term leases with tenants/operators at all of our single-tenant properties. Our long-term leases provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of such long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases could be less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially and adversely affected.

We may incur additional costs in acquiring or re-leasing properties, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may invest in properties designed or built primarily for a particular tenant/operator of a specific type of use known as a single-user facility. If the tenant/operator fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant/operator without making substantial capital improvements or incurring other significant costs. We also may incur significant litigation costs in enforcing our rights against the defaulting tenant/operator. These consequences could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases.

We cannot predict whether our tenants will renew existing leases beyond their current terms. If any of our leases are not renewed upon expiration, we would attempt to lease those properties to another tenant. In case of non-renewal, we generally expect to have advance notice before expiration of the lease term to arrange for repositioning of the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on us. In addition, if we are unable to re-let the properties to healthcare operators with the expertise necessary to operate the type of properties in which we intend to invest, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by potential purchasers.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized space, and could have a material adverse effect on us.

If we indirectly invest in healthcare operators, we will be subject to additional risks related to healthcare operations, which could have a material adverse effect on our results of operations.

We may invest in hospitals or other providers that are tenants of our properties, structured, where applicable, in compliance with the REIT Investment and Diversification and Empowerment Act of 2007 (“RIDEA”) or other applicable REIT laws or regulations. If so, we will be exposed to various operational risks with respect to those operating properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in patient volume and occupancy, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; federal, state and local regulations; the costs associated with government investigations and enforcement actions and False Claim Act litigation; the availability and increases in cost of labor (as a result of unionization or otherwise); and other risks applicable to operating businesses. Any one or a combination of these factors may adversely affect our revenue and operations.

We may be unable to secure funds for future capital improvements, which could limit our ability to attract or replace tenants/operators, which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Although under our typical lease structure our operators generally are responsible for capital improvement expenditures, it is possible that an operator may not be able to fulfill its obligations to keep the facility in good operating condition. Further, we may be responsible for capital improvement expenditures on such facilities after the terms of the triple-net leases expire. In addition, when tenants/operators do vacate their space, it is common that, in order to attract replacement tenants/operators, we will be required to expend substantial funds for improvements and, for our leased properties, leasing commissions related to the vacated space. Such improvements may require us to incur substantial capital expenditures. If we have not established capital reserves for such capital improvements, we will have to obtain financing from other sources, which may not be available on attractive terms or at all. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flows as a result of fewer potential tenants/operators being attracted to the property or existing tenants/operators not renewing their leases or operating agreements, as the case may be. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on our tenants and operators and on us.

Some of our tenants and operators may rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. Private third-party payors have also continued their efforts to control healthcare costs. We cannot assure you that adequate reimbursement levels will be available for services to be provided by our tenants and operators that currently depend on Medicare, Medicaid or private payor reimbursement. In addition, we cannot predict with certainty what effect President Trump’s administration may have, if any, on coverage and reimbursement for healthcare items and services.  Regardless of the prevailing political environment in the United States, Medicare, Medicaid and managed care organizations are under increasing pressure to both control healthcare utilization and to limit reimbursement. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees—whether from sequestration, alternatives to sequestration or future legislation or administrative actions—could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to make rental payments under, and otherwise comply with the terms of, their leases with us.

There are inherent risks associated with real estate investments and with the real estate industry, each of which could have an adverse impact on our financial performance and the value of our properties.

By owning our common stock, you will be subject to the risks associated with the ownership of real properties, including risks related to:

•

changes in national, regional and local conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence, liquidity concerns and other adverse business concerns;

•	changes in local conditions, such as an oversupply of, reduction in demand for, or increased competition among, healthcare properties;

•	changes in interest rates and the availability of financing;

•	the attractiveness of our facilities to healthcare providers; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

Any of these factors could adversely impact our financial performance and the value of our properties.

The illiquidity of real estate investments could significantly impede our ability to respond to changing economic, financial and investment conditions, which could adversely affect our cash flows and results of operations.

Real estate investments are relatively illiquid and, as a result, we will have a limited ability to vary our portfolio in response to changes in economic, financial and investment conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs. In addition, healthcare properties are special purpose properties that could not be easily converted to general residential, retail or office use without significant expense. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We also may be required to expend significant funds to correct defects or to make improvements before a property can be sold, and we cannot assure you that we will have funds available to correct those defects or to make those improvements. Our inability to dispose of assets at opportune times or on favorable terms could adversely affect our cash flows and results of operations.

Moreover, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interests. Therefore, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may adversely affect our cash flows, our ability to make distributions to our stockholders and the market price of our common stock.

We may structure acquisitions of property in exchange for OP units in our operating partnership on terms that could limit our liquidity or our flexibility or require us to maintain certain debt levels that otherwise would not be required to operate our business.

We may acquire certain properties by issuing OP units in our operating partnership in exchange for a property owner contributing property to our operating partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept OP units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of OP units may redeem OP units for cash equal to the value of an equivalent number of shares of our common stock or, at our option, shares of our common stock on a one-for-one basis. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s OP units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s OP units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us. Additionally, in connection with acquiring properties in exchange for OP units, we may offer the property owners who contribute such property the opportunity to guarantee debt in order to assist those property owners in deferring the recognition of taxable gain as a result of their contributions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

If we issue OP units in our operating partnership in exchange for property, as we intend, the value placed on such units may not accurately reflect their market value, which may dilute your interest in us.

If we issue OP units in our operating partnership in exchange for property, as we intend, the per unit value attributable to such units will be determined based on negotiations with the property seller and, therefore, may not reflect the fair market value of such units if a public market for such units existed. If the value of such units is greater than the value of the related property, your interest in us may be diluted.

We have a limited operating history as a publicly traded company and limited resources and may not be able to successfully operate our business, continue to implement our investment strategy or generate sufficient revenue to make or sustain distributions to stockholders. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company.

We have a limited operating history as a publicly traded company, and we cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC. We are required to develop and implement control systems and procedures in order to satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the NYSE listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a public company could have a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. In addition, our limited resources may also materially and adversely impact our ability to successfully operate our portfolio or implement our business plan successfully. As a result of our failure to successfully operate our business, implement our investment strategy or generate sufficient revenue to make or sustain distributions to stockholders, the value of your investment could decline significantly or you could lose a portion of or all of your investment.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make shares of our common stock less attractive to investors.

The JOBS Act, which was signed into law in April 2012, contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be until December 31, 2021, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including the requirements to:

•	provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;

•

comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise;

•	provide certain disclosure regarding executive compensation required of larger public companies; or

•	hold stockholder advisory votes on executive compensation.

We cannot predict if investors will find shares of our common stock less attractive because we will not be subject to the same reporting and other requirements as certain other public companies. If some investors find shares of our common stock less attractive as a result, there may be a less active trading market for our common stock, and the per share trading price of our common stock could decline and may be more volatile.

We will continue to incur new costs as a result of being a public company, and such costs may increase if and when we cease to be an “emerging growth company,” which could adversely impact our results of operations.

As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. As a result, our executive officers’ attention may be diverted from other business concerns, which could adversely affect our business and results of operations. In addition, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company until December 31, 2021, although circumstances could cause us to lose that status earlier, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our executive officers’ time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a result of becoming a public company, management will be required to report periodically on the effectiveness of its system of internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our system of internal control over financial reporting may not be determined to be appropriately designed or operating effectively, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first full fiscal year after the completion of our initial public offering. In addition, after we are no longer an emerging growth company under the JOBS Act, Section 404 of the Sarbanes-Oxley Act requires our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our consolidated financial statements that could require us to restate our consolidated financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per-share trading price of our common stock.

Acquired properties may expose us to unknown liabilities, which could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. Unknown liabilities with respect to acquired properties may include, but are not limited to, liabilities for clean-up of undisclosed environmental contamination, liabilities for failure to comply with fire, health, life-safety and similar regulations, claims by tenants, vendors or other persons against the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties. If a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Because we own real estate, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Our secured credit facility restricts our ability to engage in certain business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments, which could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our secured credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to incur additional liens;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to sell or dispose of assets;

•	limit our distributions to stockholders to 95% of funds from operations (as defined under the secured credit facility), subject to certain exceptions; and

•

require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements, minimum average occupancy rates and weighted average remaining lease terms, and maximum leverage ratios.

These limitations restrict our ability to engage in certain business activities, which could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. Our secured credit facility also contains cross-default provisions with respect to specified other indebtedness, giving the lenders the right, in certain circumstances, to declare a default if we are in default under other loans. In addition, it will constitute an event of default under our secured credit facility if any two of our three executive officers leave our company and are not replaced by an executive officer reasonably acceptable to the lenders within 90 days of such departure.

We intend to continue to incur mortgage indebtedness and other borrowings, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We have financed and intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds, including borrowings under our secured credit facility. As of February 27, 2017, we had $156.5 million of debt outstanding, all of which was under our secured credit facility. Certain of our properties have been pledged as collateral for our secured credit facility. In the future, we may incur mortgage debt and pledge some or all of our real estate as security for that debt to obtain funds to acquire additional real estate or for working capital. We also may borrow funds to satisfy the REIT qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating strategies. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace certain members of our management team. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and lower amounts available for distributions to our stockholders. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially adversely affected.

Higher interest rates could increase our interest expense and may make it more difficult for us to finance acquisitions or refinance existing debt, which could reduce the number of properties we can acquire or require us to sell properties on terms that are not advantageous to us, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We currently have, and may incur in the future, debt that bears interest at variable rates. An increase in interest rates would increase our interest expense to the extent we have not effectively hedged against such increase, which could adversely affect our results of operations. In addition, an increase in interest rates would increase the costs of financing acquisitions, which could limit our growth prospects, and of refinancing existing debt, which would increase our interest expense and could adversely affect our cash flow and our ability to service our debt. If we are unable to refinance debt on favorable terms, or at all, due to higher interest rates or other factors, we may be forced to sell properties on terms that are not advantageous to us. If any of these events occur, our business, financial condition, results of operations and ability to make distributions to our stockholders may be materially adversely affected.

Failure to hedge effectively against interest rate changes may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We seek to manage our exposure to interest rate risk attributable to variable-rate debt by using interest rate swap arrangements and other derivatives that involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that these arrangements may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our costs associated with complying with the Americans with Disabilities Act may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We attempt to acquire properties that comply with the ADA or place the burden on the seller or other third-party, such as a tenant/operator, to ensure compliance with the ADA. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our costs associated with ADA compliance could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event that our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Acquiring or attempting to acquire multiple properties in a single transaction may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions may be more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in our owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. Moreover, our ability to dispose of properties could be limited by our intention to avoid any “dealer sale” that could be subject to the 100% REIT prohibited transaction tax. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property. Any of the foregoing events may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Uninsured losses relating to real estate and lender requirements to obtain insurance may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase. If any one of the events described above were to occur, it could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Uncertain market conditions relating to the future disposition of properties could cause us to sell our properties at a loss in the future which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our management, subject to the oversight and approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Because of the uncertainty of market conditions that may affect the future disposition of our properties, and the potential payment of prepayment penalties upon such disposition, we cannot assure you that we will be able to sell our properties at a profit in the future, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

If we sell properties by providing financing to purchasers, defaults by the purchasers could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The mortgage loans that we have made and may make or purchase in the future may be impacted by unfavorable real estate market conditions, which could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

As of December 31, 2016, we had one $10.0 million mortgage loan, and we made an additional $12.5 million mortgage loan in January 2017. We may make or purchase additional mortgage loans in the future. Such investments involve special risks relating to the particular borrower, and we are at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant/operator defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate. If we acquire property by foreclosure following defaults under our mortgage loans, we will have the economic and liability risks as the owner of such property. We do not know whether the values of the healthcare property securing any of our mortgage loans will remain at the levels existing on the dates we initially purchased the mortgage loan. If the values of the underlying healthcare properties drop or the borrower defaults, our business, financial condition and results of operations may be materially and adversely affected.

We may be unable to successfully foreclose on the collateral securing our real estate-related loans and other investments we intend to make, and, even if we are successful in our foreclosure efforts, we may be unable to successfully sell any acquired equity interests or reposition any acquired properties, which may adversely affect our ability to recover our investments.

If a borrower defaults under mortgage or other secured loans for which we are the lender, we may attempt to foreclose on the collateral securing those loans, including by acquiring the pledged equity interests or acquiring title to the subject properties, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we are, and in the future may be, subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could materially and adversely affect our business, results of operations and ability to make distributions to our stockholders. Even if we successfully foreclose on the collateral securing our mortgage loans and other investments, foreclosure-related costs, high loan-to-value ratios or declines in equity or property value could prevent us from realizing the full amount of our secured loans, and we could be required to write the asset down to its fair value and record an impairment charge for such losses. Moreover, we may acquire equity interests that we are unable to sell due to securities law restrictions or otherwise, and we may acquire title to properties that we are unable to reposition with new tenants or operators on a timely basis, if at all, or without making improvements or repairs to the properties at a significant expense. Any delay or costs incurred in repositioning the properties could adversely affect our ability to recover our investments.

Hedging against interest rate exposure may adversely affect us.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we seek to mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. The goal of our interest rate management strategy is to minimize or eliminate the effects of interest rate changes on the value of our assets, to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of financing such assets. We can provide no assurances, however, that our efforts to manage interest rate and foreign currency exchange rate volatility will successfully mitigate the risks of such volatility on our portfolio. These agreements involve the risks that these arrangements may fail to protect or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	the duration of the hedge may not match the duration of the related liability;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; or

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses, could have a material adverse effect on us.

The terms of joint venture agreements or other joint ownership arrangements into which we may enter could impair our operating flexibility and could adversely affect our business, financial condition and results of our operations and our ability to make distributions to our stockholders.

We may enter into joint ventures with affiliates and/or third parties to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. For example, we own Lakeway Hospital in a consolidated partnership between us and local physicians and non-physician investors. Such investments may involve risks not otherwise present when acquiring real estate directly, including the following:

•

a co-venturer, co-owner or partner may have certain approval rights over major decisions, which may prevent us from taking actions that are in our best interest but opposed by our partners, co-owners or co-venturers;

•

a co-venturer, co-owner or partner may at any time have economic or business interests or goals, which are, or become, inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture, refinancing debt of the joint venture or the timing of termination or liquidation of the joint venture;

•

a co-venturer, co-owner or partner in an investment may become insolvent or bankrupt (in which event we and any other remaining partners or members would generally remain liable for the liabilities of the partnership or joint venture);

•	we may incur liabilities as a result of an action taken by our co-venturer, co-owner or partner;

•

a co-venturer, co-owner or partner may be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT;

•

agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms;

•

disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; and

•

that under certain joint venture arrangements, neither joint venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture.

If any of the foregoing were to occur, our financial condition, results of operations and cash available for distribution to our stockholders could be adversely affected.

Risks Related to the Healthcare Industry

Adverse trends in healthcare provider operations may negatively affect the operations at our properties, which in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We believe the healthcare industry is currently experiencing the following trends:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third-party reimbursement policies;

•	increased expense for uninsured patients;

•	increased competition among healthcare providers;

•	increased liability insurance expense;

•	continued pressure by private and governmental payors to reduce payments to providers of services; and

•	increased scrutiny of billing, referral and other practices by federal and state authorities and private insurers.

These factors may materially adversely affect the economic performance of some or all of our tenants/operators, which in turn could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our tenants, operators, borrowers, guarantors and managers and we may be adversely affected by healthcare regulation and enforcement.

The regulatory environment of the long-term healthcare industry has generally intensified over time both in the amount and type of regulations and in the efforts to enforce those regulations. The extensive federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements that may be entered into by healthcare providers. Moreover, changes in enforcement policies by federal and state governments have resulted in an increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Business—Regulation—Healthcare Regulatory Matters.” We are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators, guarantors and managers, which, in turn, could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Further, if our tenants, operators, borrowers, guarantors and managers fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties (some of which are discussed below), they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. We also may become subject directly to healthcare laws and regulations because of the broad nature of some of these restrictions. Our tenants, operators, borrowers, guarantors, managers and we also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants, operators, borrowers, guarantors and managers and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We received a Civil Investigative Demand (“CID”), from the U.S. Department of Justice (the “DOJ”), in September 2016 which indicates that it is conducting an investigation regarding alleged violations of the False Claims Act, Stark Law and Anti-Kickback Statute in connection with claims that may have been submitted to Medicare and other federal payors for services rendered to patients at Lakeway Hospital or by providers with financial relationships with Lakeway Hospital. The CID requests certain documents and information related to our acquisition and ownership of Lakeway Hospital. We have no reason to believe that we are the target of the investigation, and we are cooperating fully with the DOJ in connection with the CID and have produced all of the information that has been requested to date. In addition, we believe that our acquisition, ownership and leasing of Lakeway Hospital through the Lakeway Partnership was and is in compliance with all applicable laws. However, we can provide no assurances regarding the focus, scope or ultimate outcome of the investigation, including the DOJ’s view regarding our status in the investigation. We may incur significant legal and other costs, and it may become necessary to divert management resources from our ordinary business operations, in connection with the CID and the ongoing investigation. The incursion of these costs and any adverse findings by the DOJ related to us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

All healthcare providers are subject to the federal Anti-kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Certain healthcare facilities are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on kickbacks, physician self-referrals and submission of claims apply to state Medicaid programs, and may also apply to private payors under state laws. Violations of these laws subject persons and entities to termination from participation in Medicare, Medicaid and other federally funded healthcare programs or result in the imposition of treble damages and fines or other penalties. Healthcare facilities and providers may also experience an increase in medical record reviews from a host of government agencies and contractors, including the HHS Office of the Inspector General, the Department of Justice, Zone Program Integrity Contractors, and Recovery Audit Contractors.

Other laws that impact how our operators conduct their operations include: federal and state laws designed to protect the confidentiality and security of patient health information; state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting our operators’ management of property and equipment and how our operators generally conduct their operations, such as fire, health and safety, and environmental laws; federal and state laws affecting assisted living facilities mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration. For example, HIPAA imposes extensive requirements on the way in which certain healthcare entities use, disclose, and safeguard protected health information (as that term is defined under HIPAA), including requirements to protect the integrity, availability, and confidentiality of electronic medical records. Many of these obligations were expanded under the HITECH Act. In order to comply with HIPAA and the HITECH Act, covered entities often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records, personal health information about individuals, or protected health information. The HITECH Act strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. The HITECH Act directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH Act requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. In October 2009, the Office for Civil Rights (“OCR”), issued an interim final rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. HIPAA violations are also potentially subject to criminal penalties. Additionally, on January 25, 2013, OCR promulgated a final rule that expands the applicability of and requirements under HIPAA and the HITECH Act and strengthens the government’s ability to enforce these laws. Generally, covered entities and business associates were required to come into compliance with the final rule by September 23, 2013, though certain exceptions may apply. We cannot predict the effect additional costs to comply with these laws may have on the expenses of our operators and their ability to meet their obligations to us. For additional information on healthcare regulation and enforcement, see “Business—Regulation—Healthcare Regulatory Matters.”

We are unable to predict the impact of the Affordable Care Act or the results of any efforts to repeal and/or replace it.

The Affordable Care Act has changed how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid Disproportionate Share Hospital (“DSH”) payments, and expanding efforts to tie reimbursement to quality and efficiency. In addition, the law reforms certain aspects of health insurance, contains provisions intended to strengthen fraud and abuse enforcement, and encourages the development of new payment models, including the creation of Accountable Care Organizations (“ACOs”).

Our tenants/operators may be negatively impacted by the law’s payment reductions, and it is uncertain what reimbursement rates will apply to coverage purchased through the exchanges. We cannot predict the full impact of the Affordable Care Act on our operators and tenants and, thus, our business due to the law’s complexity, limited implementing regulations and interpretive guidance, gradual and delayed implementation, and our inability to foresee how individuals, states and businesses will respond to the choices afforded them by the law throughout its gradual implementation.

In addition, President Trump and the U.S. Congress have stated that they intend to modify, repeal, replace or otherwise invalidate all or certain provisions of the Affordable Care Act. We cannot predict the ultimate outcome of the Affordable Care Act or what effect President Trump’s administration may have, if any, on coverage and reimbursement for healthcare items and services. The uncertainty surrounding the future of the Affordable Care Act could adversely affect our and our tenants business and growth prospects.

Our tenants/operators may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us and, thus, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

As is typical in the healthcare industry, our tenants/operators may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants/operators may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by tenants/operators may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants/operators due to state law prohibitions or limitations of availability. As a result, these types of tenants/operators of our healthcare properties operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is generally not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant/operator’s financial condition. For example, in September 2016, Vibra Healthcare entered into a voluntary civil settlement agreement with the DOJ and the United States Department of Health and Human Services, Office of Inspector General to resolve claims that Vibra Healthcare violated the False Claims Act. Vibra Healthcare agreed to resolve the allegations by way of a civil settlement in the amount of $32.7 million plus interest, with neither an admission nor determination of liability. If a tenant/operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant/operator is required to pay uninsured punitive damages, or if a tenant/operator is subject to an uninsurable government enforcement action, the tenant/operator could be exposed to substantial additional liabilities, which may affect the tenant/operator’s ability to pay rent to us, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Merger and acquisition activity or consolidation in the healthcare industries resulting in a change of control of, or a competitor’s investment in, one or more of our tenants, operators or managers could have a material adverse effect on us.

The healthcare industries have recently experienced increased consolidation, including among owners of real estate and care providers. We compete with other healthcare REITs, healthcare providers, healthcare lenders, real estate partnerships, banks, insurance companies, private equity firms and other investors that pursue a variety of investments, which may include investments in our tenants, operators, borrowers or managers. A competitor’s investment in one of our tenants, operators or managers could enable our competitor to influence that tenant’s, operator’s, borrower’s or manager’s business and strategy in a manner that impairs our relationship with the tenant, operator, borrower or manager or is otherwise adverse to our interests. Depending on our contractual agreements and the specific facts and circumstances, we may have the right to consent to, or otherwise exercise rights and remedies, including termination rights, on account of, a competitor’s investment in, a change of control of, or other transactions impacting a tenant, operator or manager. In deciding whether to exercise our rights and remedies, including termination rights, we assess numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In addition, in connection with any change of control of a tenant, operator or manager, the tenant’s, operator’s, borrower’s or manager’s management team may change, which could lead to a change in the tenant’s, operator’s, borrower’s or manager’s strategy or adversely affect the business of the tenant, operator or manager, either of which could have a material adverse effect on us.

Risks Related to Our Organizational Structure

BlueMountain has the ability to exercise substantial influence over us, including the approval of certain acquisitions.

As of February 22, 2017, BlueMountain Capital Management, LLC (“BlueMountain”) owned approximately 8.2% of the outstanding shares of our common stock. BlueMountain has designated two of the members of our board of directors and will have a continuing right to designate one or two of our directors, who will serve on our investment committee. BlueMountain and its two board designees have substantial influence over us, including the ability to veto certain of our acquisitions as members of the investment committee and any changes to the size of our board of directors, and the concentration of ownership by BlueMountain in us may influence the outcome of any matters submitted to our stockholders for approval.

The stock ownership limits imposed by the Code for REITs and our charter may restrict stock transfers and/or business combination opportunities, particularly if our management and board of directors do not favor a combination proposal.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% of the value of the outstanding shares of our capital stock may be owned, directly or indirectly, including through the application of certain attribution rules, by five or fewer individuals (as defined in the Code to include certain entities such as qualified pension plans) at any time during the last half of a taxable year (other than the first year for which we qualify and elect to be taxed as a REIT). Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person or entity may actually or beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock, or 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our capital stock, in each case excluding any shares of our capital stock that are not treated as outstanding for U.S. federal income tax purposes. Our board of directors may, in its sole discretion, grant an exemption to the stock ownership limits, subject to certain conditions and the receipt by our board of directors of certain representations and undertakings.

 Our charter also prohibits any person from (1) beneficially or constructively owning shares of our capital stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to maintain our qualification as a REIT, including, but not limited to, as a result of any person that operates a “qualified healthcare property” on behalf of a TRS failing to qualify as an “eligible independent contractor” (as defined in Section 856(d)(9)(A) of the Code), or us having significant non-qualifying income from “related” parties, or (2) transferring shares of our capital stock if such transfer would result in us being owned by fewer than 100 persons (determined without regard to any rules of attribution). The stock ownership limits contained in our charter key off the ownership at any time by any “person,” which term includes entities, and take into account direct and indirect ownership as determined under various ownership attribution rules in the Code. The stock ownership limits also might delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Our authorized but unissued common stock and preferred stock may prevent a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of shares of our common stock or the number of shares of any class or series of preferred stock that we have authority to issue and classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of common stock or preferred stock that could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from seeking change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Certain provisions of the Maryland General Corporation Law (the “MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or any affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter impose fair price and/or supermajority voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, we have elected, by resolution of our board of directors, to exempt from the business combination provisions of the MGCL, any business combination between us and any person and, pursuant to a provision in our bylaws, to exempt any acquisition of our stock from the control share provisions of the MGCL. However, our board of directors may by resolution elect to repeal the exemption from the business combination provisions of the MGCL and may by amendment to our bylaws opt in to the control share provisions of the MGCL at any time in the future.

Additionally, certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently employ. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring, or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price. Our charter contains a provision whereby we elect to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

Our charter, our bylaws and Maryland law also contain other provisions, including the provisions of our charter on removal of directors and the advance notice provisions of our bylaws, that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our board of directors may change our business, investment and financing strategies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. As the market evolves, we may change our business, investment and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this Annual Report on Form 10-K. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our properties or the types of assets in which we seek to invest, may increase our exposure to real estate market fluctuations. In addition, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy is changed, we may in the future become highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. Furthermore, as the market evolves, our board may determine that healthcare properties do not offer the potential for attractive risk-adjusted returns for an investment strategy. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our strategies with regard to the foregoing could materially and adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event that we take certain actions which are not in our stockholders’ best interests.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner that he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under the MGCL, directors are presumed to have acted with this standard of care. As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our charter and bylaws obligate us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. We also have entered into indemnification agreements with our officers and directors granting them express indemnification rights. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter, bylaws and indemnification agreements or that might exist for other public companies.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management and may prevent a change in control of our company that is in the best interests of our stockholders. Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of all the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

Termination of the employment agreements with our executive officers could be costly and prevent a change in our control.

The employment agreements that we entered into with each of our executive officers provide that, if their employment with us terminates under certain circumstances (including upon a change in our control), we may be required to pay them significant amounts of severance compensation, including accelerated vesting of equity awards, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in our control that might involve a premium paid for our common stock or otherwise be in the best interests of our stockholders.

Conflicts of interest could arise between the interests of our stockholders and the interests of holders of OP units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest could arise as a result of the relationships between us, on the one hand, and our operating partnership or any limited partner thereof, on the other. Our directors and officers have duties to us and our stockholders under applicable Maryland law in connection with their management of our company. At the same time, we, as the sole member of the general partner of our operating partnership, have fiduciary duties and obligations to our operating partnership and its limited partners under Delaware law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. Our duties as the sole member of the general partner to our operating partnership and its partners may come into conflict with the duties of our directors and officers to our company and our stockholders. These conflicts may be resolved in a manner that is not in the best interests of our stockholders.

Federal Income Tax Risks

Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to make distributions to our stockholders.

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2014. To maintain our qualification as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions. The REIT qualification requirements are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. We believe that our current organization and method of operation will enable us to continue to maintain our qualification as a REIT. However, at any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the U.S. federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to maintain our qualification as a REIT and to revoke our REIT election, which it may do without stockholder approval.

If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. In addition, we generally would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution because of the additional tax liability. In addition, distributions would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to make distributions to you.

Our ability to maintain our qualification as a REIT could be adversely affected by our ownership of a health care facility if we lease a healthcare facility to a TRS lessee and such lease is not respected as a true lease for U.S. federal income tax purposes, if our TRS lessee fails to qualify as a “taxable REIT subsidiary,” or if the operator of the health care facility does not qualify as an “eligible independent contractor.”

We may lease health care facilities to a TRS. If a lease of a health care facility to a TRS lessee is not respected as a true lease for U.S. federal income tax purposes, we may fail to maintain our qualification as a REIT. For the rent paid pursuant to any leases of health care facilities to a TRS lessee to qualify for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as a service contracts, joint ventures or some other type of arrangements. We intend to structure any leases of health care facilities to a TRS lessee so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization.

If a TRS fails to qualify as a “taxable REIT subsidiary” under the Code, we could fail to maintain our qualification as a REIT. Rent paid by a lessee that is a “related party tenant” is not qualifying income for purposes of the 75% and 95% gross income tests applicable to REITs. So long as the TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our properties that are managed by an eligible independent contractor. We believe that our TRS qualifies to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge.

If a given health care facility management company does not qualify as an “eligible independent contractor” or if a given health care facility is not a “qualified health care property,” we could fail to maintain our qualification as a REIT. Each property with respect to which our TRS lessee pays rent must be a “qualified health care property.” The REIT provisions of the Code provide only limited guidance for making determinations under the requirements for “qualified health care properties” and there can be no assurance that these requirements will be satisfied in all cases. Any health care facility management company that enters into a management contract with a TRS lessee must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS to be qualifying income for our REIT income test requirements. Complex ownership attribution rules apply for purposes of these ownership thresholds. Although we intend to monitor ownership of our stock by operators of our health care facilities and their owners, and certain provisions of our charter are designed to prevent ownership of our stock in violation of these rules, there can be no assurance that these ownership levels will not be exceeded.

The IRS may challenge the valuation of our assets and securities or the real estate collateral for the mortgage or mezzanine loans that we may originate and may contend that our ownership of such assets violates one or more of the asset tests applicable to REITs.

We believe that the assets that we hold satisfy the asset test requirements. We will not obtain, nor are we required to obtain under the U.S. federal income tax laws, independent appraisals to support our conclusions as to the value of our assets and securities or the real estate collateral for the mortgage or mezzanine loans that we may originate. Moreover, the values of some assets may not be susceptible to a precise determination. As a result, there can be no assurance that the IRS will not contend that our ownership of securities and other assets violates one or more of the asset tests applicable to REITs.

To maintain our qualification as a REIT and to avoid the payment of U.S. federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of our stock or debt securities or sell assets to make distributions, which may result in our distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally are required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We are subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of our stock or debt securities or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of U.S. federal income and excise taxes.

Future sales of properties may result in penalty taxes, or may be made through TRSs, each of which would diminish the return to you.

It is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the

REIT must hold the applicable property for not less than two years prior to its sale. It is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS. Though a sale of such property by a TRS likely would mitigate the risk of incurring a 100% penalty tax, the TRS itself would be subject to regular corporate income tax at the U.S. federal level, and potentially at the state and local levels, on the gain recognized on the sale of the property as well as any income earned while the property is operated by the TRS. Such tax would diminish the amount of proceeds from the sale of such property ultimately distributable to you.

Our ability to use TRSs in the foregoing manner is subject to limitation. Among other things, the value of our securities in TRSs may not exceed 25% (20% for taxable years beginning after December 31, 2017) of the value of our assets and dividends from our TRSs, when aggregated with all other non-real estate income with respect to any one year, generally may not exceed 25% (20% for taxable years beginning after December 31, 2017) of our gross income with respect to such year. No assurances can be provided that we would be able to successfully avoid the 100% penalty tax through the use of TRSs.

The period during which a REIT is subject to tax in respect of built-in gains recognized on property acquired from a C corporation is currently uncertain.

On June 7, 2016, the U.S. Treasury Department issued temporary Regulations which temporarily extended the period during which a REIT is subject to tax in respect of built-in gains recognized on property acquired from a C corporation from five years to ten years.  This extension only applied to assets with built-in gains acquired on or after August 8, 2016 and was set to expire on June 7, 2019.  On January 18, 2017, the U.S. Treasury Department issued final Regulations to shorten the ten-year period back to a five-year period for assets with built-in gains acquired on or after February 17, 2017, and to permit taxpayers to apply the five-year period for assets with built-in gains acquired on or after August 8, 2016 and on or before February 17, 2017.  Pursuant to these final Regulations, if we acquire any asset from a C corporation, or a corporation that generally is subject to full corporate level tax, in a merger or other transaction in which we acquire a basis in the asset that is determined by reference either to the C corporation’s basis in the asset or to another asset, we will pay tax at the highest U.S. federal corporate income tax rate applicable if we recognize gain on the sale or disposition of the asset during the five-year period after we acquire the asset.  However, on January 20, 2017, White House Chief of Staff Reince Preibus issued a Memorandum for the Heads of Executive Departments and Agencies (the “Regulatory Freeze Memorandum”), effective January 18, 2017, ordering agencies to temporarily postpone for 60 days the effective date of certain regulations; the effect of the Regulatory Freeze Memorandum, if any, on the final Regulations described above remains unclear.

In certain circumstances, we and/or our subsidiaries may be subject to U.S. federal and state income taxes, which would reduce our cash available for distribution to our stockholders.

Even if we maintain our qualification as a REIT, we may be subject to U.S. federal income taxes or state taxes. As discussed above, net income from a “prohibited transaction” will be subject to a 100% penalty tax. To the extent we satisfy the distribution requirements applicable to REITs, but distribute less than 100% of our taxable income, we will be subject to U.S. federal income tax at regular corporate rates on our undistributed income. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders. In addition, our TRS, MedEquities Realty TRS, LLC, will be subject to corporate-level tax.

The ability of our board of directors to revoke or otherwise terminate our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to maintain our qualification as a REIT. If we cease to maintain our qualification as a REIT, we would become subject to U.S. federal income tax on our taxable income at regular corporate rates and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

If our operating partnership were taxable as a corporation for U.S. federal income tax purposes, we would fail maintain our qualification as a REIT and would suffer other adverse tax consequences.

If additional partners are admitted to our operating partnership, we intend for our operating partnership to be treated as a partnership for U.S. federal income tax purposes. If the IRS were to successfully challenge the status of our operating partnership as a partnership, however, our operating partnership generally could be taxable as a corporation. In such event, we likely would fail to maintain our qualification as a REIT for U.S. federal income tax purposes, and the resulting corporate income tax burden would reduce the amount of distributions that our operating partnership could make to us. This would substantially reduce the cash available to make distributions to our stockholders.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to maintain our qualification as a REIT.

We may acquire mezzanine loans for which the IRS has provided a safe harbor but not rules of substantive law. In IRS Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets certain requirements, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and gross income tests and, if such a challenge were sustained, we could fail to maintain our qualification as a REIT.

Complying with the REIT requirements may limit our ability to hedge risk effectively.

The REIT provisions of the Code may limit our ability to hedge our liabilities effectively. In general, income from hedging transactions does not constitute qualifying income for purposes of the 75% and 95% gross income tests applicable to REITs. However, to the extent, we enter into a hedging contract to reduce interest rate risk or foreign currency risk on indebtedness incurred to acquire or carry real estate assets, any income we derive from the contract would be excluded from gross income for purposes of calculating the REIT 75% and 95% gross income tests if specified requirements are met. Consequently, we may have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This may leave us exposed to greater risks than we would otherwise want to bear and could increase the cost of our hedging activities because a TRS would be subject to tax on the income therefrom.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or sell properties earlier than we wish.

To maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to forego or liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

We may make distributions consisting of both stock and cash, in which case stockholders may be required to pay income taxes in excess of the cash distributions they receive.

We may make distributions that are paid in cash and stock at the election of each stockholder and may distribute other forms of taxable stock dividends. Taxable stockholders receiving such distributions will be required to include the full amount of the distributions as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such distributions in excess of the cash received. If a stockholder sells the stock that it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, in the case of certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to taxable dividends, including taxable dividends that are paid in stock. In addition, if a significant number of our stockholders decide to sell their stock in order to pay taxes owed with respect to taxable stock dividends, it may put downward pressure on the trading price of our stock.

You may be restricted from acquiring or transferring certain amounts of our common stock.

Certain provisions of the Code and the stock ownership limits in our charter may inhibit market activity in our stock and restrict our business combination opportunities. In order to maintain our qualification as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our stock under this requirement. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our stock.

Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of such ownership limit would result in our failing to maintain our qualification as a REIT.

Dividends paid by REITs generally do not qualify for the favorable tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to qualified dividend income paid to U.S. stockholders that are individuals, trusts and estates currently is 20%. Dividends paid by REITs generally are not eligible for such maximum tax rate. Although the favorable tax rates applicable to qualified dividend income do not adversely affect the taxation of REITs or dividends paid by REITs, such favorable tax rates could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Changes to the U.S. federal income tax laws, including the enactment of certain proposed tax reform measures, could have an adverse impact on our business and financial results.

Numerous changes to the U.S. federal income tax laws are proposed regularly.  Moreover, legislative and regulatory changes may be more likely in the 115th Congress because the Presidency and such Congress will be controlled by the same political party and significant reform of the Code has been described publicly as a legislative priority.  Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes.  If enacted, certain such changes could have an adverse impact on our business and financial results.  For example, certain proposals set forth in Trump administration and House Republican tax plans could reduce the relative competitive advantage of operating as a REIT unless accompanied by responsive changes to the REIT rules.  These proposals include: the lowering of income tax rates on individuals and corporations, which could ease the burden of double taxation on corporate dividends and make the single level of taxation on REIT distributions relatively less attractive; allowing the expensing of capital expenditures, which could have a similar impact and also could result in the bunching of taxable income and required distributions for REITs; and further limiting or eliminating the deductibility of interest expense, which could disrupt the real estate market and could increase the amount of REIT taxable income that must be distributed as dividends to shareholders.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms on the real estate investment industry or REITs clear.  Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares.

Risks Related to Ownership of Our Common Stock

The trading volume and market price of our common stock may be volatile and could decline substantially.

Prior to the initial public offering of our common stock, there had not been any public market for our common stock, and there can be no assurance that an active trading market will develop or be sustained. Even if an active trading market develops and is sustained for our common stock, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the price at which you purchased them. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects. In particular, the market price of our common stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

•	actual or anticipated differences in our operating results, liquidity, or financial condition;

•	changes in our revenues, FFO, AFFO or earnings estimates;

•	publication of research reports about us, our properties, the healthcare industry or overall real estate market;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher yield;

•	additions and departures of key personnel;

•	the performance and market valuations of other similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	actions by institutional stockholders;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;

•	speculation in the press or investment community;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	changes in accounting principles;

•	investor confidence in the stock and bond markets generally’

•	future equity issuances;

•	failure to meet and maintain REIT qualification and requirements;

•	low trading volume of our stock;

•	terrorist acts; and

•	general market and economic conditions, including factors unrelated to our operating performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their common stock. If the market price of our common stock is volatile and this type of litigation is brought against us, it could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

Common stock eligible for future sale could have an adverse effect on the value of our common stock.

As of February 22, 2017, we had approximately 31,790,607 shares of our common stock outstanding, 8.2% of which were held by BlueMountain. Pursuant to a lock-up agreement entered into in connection with our initial public offering, BlueMountain agreed not to sell any shares through March 27, 2017, after which those shares will become freely transferable, subject to certain exceptions. If BlueMountain sells all or a substantial portion of its shares, it could have a material adverse impact on the market price of our common stock. In addition, we may from time to time issue additional shares of common stock or OP units, which, at our option, may be redeemed for shares of our common stock, in connection with the acquisition of investments, as compensation or otherwise, and we may grant additional registration rights in connection with such issuances. We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of the common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market price of our common stock.

We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

We intend to continue to make regular quarterly distributions to our stockholders. All distributions will be made at the discretion of our board of directors and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of directors may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions or reduce the amount of such distributions. We may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon liquidation, or future issuances of equity securities (including OP units), which would dilute our existing stockholders and may be senior to our common stock for purposes of making distributions, may adversely affect the market price of our common stock.

In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur debt in the future, our future interest costs could increase and adversely affect our liquidity, FFO, AFFO and results of operations. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including OP units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

Increases in market interest rates may reduce demand for our common stock and result in a decline in the market price of our common stock.

The market price of our common stock may be influenced by the distribution yield on our common stock (i.e., the amount of our annual distributions as a percentage of the market price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently low compared to historical levels, may lead prospective purchasers of our common stock to expect a higher distribution yield, which we may not be able, or may choose not, to provide. Higher interest rates would also likely increase our borrowing costs and decrease our operating results and cash available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The information set forth under the caption “Our Portfolio” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

Item 3. Legal Proceedings.

The nature of our business exposes our properties, us and the operating partnership to the risk of claims and litigation in the normal course of business. We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “MRT.” Set forth below are the high and low reported sales prices for our common stock as reported on the NYSE for each quarterly period since September 29, 2016, the date our common stock began trading on the NYSE.

	High	Low
September 29, 2016 - September 30, 2016 (1)	$11.99	$11.17
October 1, 2016 - December 31, 2016	$12.05	$10.28

(1)	We completed an initial public offering of shares of our common stock on September 29, 2016.

On December 31, 2016 and February 22, 2017, the closing price of our common stock as reported on the NYSE was $11.10 and $11.17, respectively.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period from September 29, 2016 (the date our common stock began trading on the NYSE) through December 31, 2016, as well as the corresponding returns on an overall stock market index (Russell 2000) and a peer group index (FTSE NAREIT Equity Healthcare REITs Index). The stock performance graph assumes that $100 was invested on September 29, 2016. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph and table shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Period Ending
Index	9/29/16	10/31/16	11/30/16	12/31/16
MedEquities Realty Trust, Inc.	$100.00	$100.00	$93.96	$95.77
Russell 2000	100.00	95.25	105.87	108.83
FTSE NAREIT Equity Healthcare REIT	100.00	93.20	85.11	89.20

Stockholder Information

As of February 22, 2017, there were approximately 22 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.

Dividend Information

Since we commenced operations in July 2014, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. The following table sets forth the cash dividends on our common stock for the years ended December 31, 2016 and 2015.

Quarter	Amount of Dividend per share	Date of Declaration	Date of Record	Date Paid
1st Quarter 2015	$0.17	March 25, 2015	April 2, 2015	April 14, 2015
2nd Quarter 2015	$0.17	August 13, 2015	August 27, 2015	September 9, 2015
3rd Quarter 2015	$0.21	September 18, 2015	September 30, 2015	October 13, 2015
4th Quarter 2015 (1)	$0.30	December 9, 2015	December 31, 2015	January 14, 2016
1st Quarter 2016	$0.21	April 28, 2016	May 10, 2016	May 19, 2016
2nd Quarter 2016	$0.21	August 3, 2016	August 17, 2016	August 30, 2016
3rd Quarter 2016	$0.21	September 15, 2016	September 23, 2016	October 4, 2016
4th Quarter 2016	$0.21	January 3, 2017	January 17, 2017	January 31, 2017

(1)	Comprised of a regular dividend of $0.21 per share and an additional special dividend of $0.09 per share.

Any future distributions will be at the sole discretion of our board of directors and will depend upon a number of factors, including our actual and projected results of operations, the cash flow generated by our operations, FFO, AFFO, liquidity, our operating expenses, our debt service requirements, capital expenditure requirements for the properties in our portfolio, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. We cannot assure you that our distribution policy will not change in the future. For a description of restrictions on our ability to make distributions, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” For more information regarding risk factors that could materially adversely affect our ability to make distributions to our stockholders, please see “Risk Factors.”

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although a portion of the distributions may constitute a return of capital or may be designated by us as qualified dividend income or capital gain. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain. Distributions in excess of our current and accumulated earnings and profits will not be taxable to a taxable U.S. stockholder under current U.S. federal income tax law to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock, but rather will reduce the adjusted tax basis of the common stock. Therefore, the gain (or loss) recognized on the sale of that common stock or upon our liquidation will be increased (or decreased) accordingly. To the extent those distributions exceed a taxable U.S. stockholder’s adjusted tax basis in shares of our common stock, they generally will be treated as a capital gain realized from the taxable disposition of those shares. The percentage of our stockholder distributions that exceeds our current and accumulated earnings and profits may vary substantially from year to year. During 2016 and 2015, we declared quarterly distributions aggregating $0.63 and $0.85 per common share, respectively. Note 10 to the consolidated financial statements provides further discussion regarding the tax treatment of the common dividends paid. The tax treatment of 2016 dividends includes a higher return of capital percentage due to the preferred stock dividends paid in 2016, including the $6.3 million preferred stock redemption premium.

In order to maintain qualification as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under applicable U.S. federal income tax laws. We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid any U.S. federal income tax liability on our income and the 4% nondeductible excise tax. We anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs. However, under some circumstances, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following table of selected financial information as of and for the years ended December 31, 2016 and 2015 and for the period ended December 31, 2014 is derived from our audited consolidated financial statements. The data should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” (dollars in thousands, except per share amounts).

	As of and for the years ended December 31,
	2016	2015	2014 (1)
Operating information:
Total revenues	$49,296	$44,438	$5,447
Preferred stock dividends	13,760	7,835	-
Net income attributable to noncontrolling interest	266	4,029	-
Net income (loss) attributable to common stockholders	(2,710)	4,866	23
Per share information:
Net income (loss) attributable to common stockholders per share:
Basic and diluted	$(0.18)	$0.42	$(0.00)
Dividends declared per common share	$0.63	$0.85	$0.20
Balance Sheet information:
Total assets	$519,753	$543,667	$211,033
Total debt	144,000	247,400	50,000
(1)	Represents the period from April 23, 2014 (inception) to December 31, 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with the consolidated financial statements and the notes thereto contained elsewhere is this Annual Report on Form 10-K.

Overview and Background

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. We were formed on April 23, 2014 and commenced operations upon the completion of our private placements on July 31, 2014 and had no predecessor entity. As of December 31, 2016, we had investments of $478.8 million, net in 24 real estate properties that contain a total of 2,345 licensed beds and one mortgage note receivable. Our properties are located in Texas, California, Nevada, and South Carolina and include 17 skilled nursing facilities, two acute care hospitals, two long-term acute care hospitals, one assisted living facility, one inpatient rehabilitation facility and one medical office building. As of December 31, 2016, our triple-net leased portfolio was 100% leased and had lease expirations ranging from July 2026 to December 2031.

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

We conduct our business through an UPREIT structure, consisting of our operating partnership, MedEquities Realty Operating Partnership, LP, and subsidiaries of our operating partnership, including our taxable REIT subsidiary, MedEquities Realty TRS, LLC. Through our wholly owned limited liability company, MedEquities OP GP, LLC, we are the sole general partner of our operating partnership, and we presently own all of the OP units of our operating partnership. In the future, we may issue OP units to third parties in connection with healthcare property acquisitions, as compensation or otherwise. There are no material differences between the Company and the operating partnership as of December 31, 2016.

Recent Developments

Amended and Restated Credit Facility

On February 10, 2017, we entered into an amended and restated credit agreement, which provides for a $300 million revolving credit facility and a $125 million term loan. For additional information see “--Liquidity and Capital Resources” below.

2017 Investment

On January 30, 2017, we invested $12.5 million in an acute care surgical hospital in Houston, Texas in a newly originated interest-only loan with an interest rate of 9.6% and secured by a first mortgage on Advanced Diagnostics Hospital East a licensed general acute care hospital that consists of 23,300 square feet with four operating rooms, two special procedure rooms, four inpatient rooms and four full-size extended recovery rooms. Beginning on October 1, 2017, we will have the exclusive option to purchase the hospital for $12.5 million. The interest-only loan matures on February 1, 2018, with automatic extension until September 30, 2019 if we do not exercise our purchase option prior to maturity.

Initial Public Offering

In October 2016, we completed the initial public offering (the “IPO”) of our common stock in which we issued 19,000,000 shares and issued an additional 1,434,567 shares upon the underwriters’ partial exercise of their over-allotment option. The public offering price of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to us of approximately $221.6 million, after deducting the underwriting discount and commissions and expenses payable by us. These offering expenses include approximately $2.7 million of offering expenses that had been paid prior to 2016. We used approximately $131.4 million to redeem all of our outstanding preferred stock and approximately $94.8 million to repay amounts outstanding under our revolving credit facility. Certain selling stockholders also sold 925,333 shares of our common stock in the IPO.

Lakeway Hospital Operator Change

On September 1, 2016, Baylor Scott & White Health (“BSW Health”) acquired the operations of our former tenant, LRMC, at Lakeway Regional Medical Center (“Lakeway Hospital”), which we initially acquired through a negotiated non-judicial foreclosure in February 2015. In connection with the closing of this transaction, we, through the Lakeway Partnership, simultaneously terminated the lease with LRMC and enter into a new triple-net lease with the Baylor Lessee, which has an initial term of 15 years with two ten-year extension options.  The lease is unconditionally guaranteed by Baylor University Medical Center, which is a controlled affiliate of the nonprofit parent corporation Baylor Scott & White Holdings. The initial annual base rent is approximately $12.8 million, which is the same as the annual base rent under the lease with LRMC.

Under the terms of the lease with LRMC, contractual base rent increased ratably during the first six months of 2016 by an aggregate of $3.5 million (representing the difference between the reduced monthly base rent of $0.5 million due for the second and third quarters of 2015 and the stabilized monthly rent of $1.1 million, plus interest on the deferred rent) (the “Deferred Payment”).  As part of the lease termination agreement with LRMC, we agreed to receive $1.5 million in satisfaction of the $1.7 million in the Deferred Payment due as of March 31, 2016, resulting in bad debt expense of $0.2 million.  The remaining $1.8 million of the Deferred Payment was not recognized.  We also wrote off approximately $7.0 million of the straight-line rent receivable associated with the LRMC lease, which was recorded as a reduction to rental income on our consolidated statements of operations during the second quarter of 2016.  The noncontrolling interest’s proportionate share of this amount was $3.6 million which is reflected in the net income attributable to noncontrolling interest on our consolidated statements of operations for the year ended December 31, 2016.

The transaction between BSW Health and LRMC and the related leasing activity at Lakeway Hospital is referred to herein as the “Lakeway-Baylor Transaction.”

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management considers accounting estimates or assumptions critical in either of the following cases:

•	the nature of the estimates or assumptions is material because of the levels of subjectivity and judgment needed to account for matters that are highly uncertain and susceptible to change; and
•	the effect of the estimates and assumptions is material to the financial statements.

Management believes the current assumptions used to make estimates in the preparation of the consolidated financial statements are appropriate and not likely to change in the future. However, actual experience could differ from the assumptions used to make estimates, resulting in changes that could have a material adverse effect on our consolidated results of operations, financial position and/or liquidity. These estimates will be made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. Management has discussed the determination and disclosures of these critical accounting policies with the Audit Committee of the Board of Directors.

The following presents information about our critical accounting policies including the material assumptions used to develop significant estimates. Certain of these critical accounting policies contain discussion of judgments and estimates that have not yet been required by management but that it believes may be reasonably required of it to make in the future. Reference Note 2 to the consolidated financial statements for additional information on significant accounting policies and the effect of recent accounting pronouncements.

Principles of Consolidation

The consolidated financial statements include the accounts of our wholly owned subsidiaries, and all material intercompany transactions and balances are eliminated in consolidation. We consolidate entities in which we own less than 100% of the equity interest but have a controlling interest through voting rights or other means. For these entities, we record a noncontrolling interest representing the equity held by other parties.

From inception, we continually evaluate all of our transactions and investments to determine if they represent variable interests subject to the variable interest entity (“VIE”), consolidation model and then determine which business enterprise is the primary beneficiary of its operations. We make judgments about which entities are VIEs based on an assessment of whether (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary. This evaluation is based on our ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance.

For investments not subject to the variable interest entity consolidation model, we will evaluate the type of rights held by the limited partner(s) or other member(s), which may preclude consolidation in circumstances in which the sole general partner or managing member would otherwise consolidate the limited partnership. The assessment of limited partners’ or members’ rights and their impact on the presumption of control over a limited partnership or limited liability corporation by the sole general partner or managing member should be made when an investor becomes the sole general partner or managing member and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners or members, (ii) the sole general partner or member increases or decreases its ownership in the limited partnership or corporation, or (iii) there is an increase or decrease in the number of outstanding limited partnership or membership interests.

Our ability to assess correctly our influence or control over an entity at inception of our involvement or on a continuous basis when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. Subsequent evaluations of the primary beneficiary of a VIE may require the use of different assumptions that could lead to identification of a different primary beneficiary, resulting in a different consolidation conclusion than what was determined at inception of the arrangement.

Revenue Recognition, Mortgage Loans and Receivables

Leases of Real Estate Properties

Upon inception of new lease arrangements, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life, or (iv) the future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value of the leased building. If one of the four criteria is met and the minimum lease payments are determined to be reasonably predicable and collectible, the lease arrangement is generally accounted for as a direct financing lease (“DFL”). Currently, all of our lease arrangements are classified as operating leases. If the assumptions utilized in the above classification assessments were different, our lease classification for accounting purposes may have been different; thus the timing and amount of our revenue recognized would have been impacted, which may be material to our consolidated financial statements.

We recognize rental revenue for operating leases on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of a leased asset. For assets acquired subject to leases, we recognize revenue upon acquisition of the asset provided the tenant has taken possession or control of the physical use of the leased asset. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical leased asset until the tenant improvements are substantially completed.

When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. The determination of ownership of the tenant improvements is subject to significant judgment. If our assessment of the owner of the tenant improvements for accounting purposes were different, the timing and amount of our revenue recognized would be impacted.

In addition to minimum rental payments, some lease agreements may provide for contingent rents based on the lessee’s operations, such as a percentage of a lessee’s gross revenue increase over a specified base amount. Rental revenue related to any contingent rents is recognized only when the change in factor(s) on which the contingent rental payments are based actually occur.

We monitor the liquidity and creditworthiness of our tenants and operators on a continuous basis to determine the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on income recoverable over the term of the lease. We exercise judgment in establishing allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements. At December 31, 2015 and 2016, we have determined that no allowance for doubtful accounts is necessary.

Mortgage Loans, Other Receivables and Investments in Direct Financing Leases

Loans receivable, including mortgage notes, are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. We recognize interest income on loans, including the amortization of discounts and premiums, using the interest method applied on a loan-by-loan basis when collectability of the future payments is reasonably assured. Premiums, discounts and related costs are recognized as yield adjustments over the term of the related loans.

The direct finance method of accounting is required to record income from DFLs. For leases accounted for as DFLs, future minimum lease payments are recorded as a receivable. The net investment in the DFL represents receivables for the sum of minimum lease payments receivable and the estimated residual values of the leased properties, less the unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant yield when collectability of the lease payments is reasonably assured. Investments in DFLs are presented net of unamortized unearned income. The determination of estimated useful lives and residual values are subject to significant judgment. If these assessments for accounting purposes were to change, the timing and amount of our revenue recognized would be impacted.

Loans receivable and DFLs are placed on non-accrual status at such time as management determines that collectability of contractual amounts is not reasonably assured. While on non-accrual status, loans and DFLs are either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, where cash receipts reduce the carrying value of the loan or DFL, based on management’s judgment of collectability. Management’s judgments regarding the collectability of amounts outstanding under loans receivable and DFLs can affect the timing of revenue recognized and the financial statement presentation of these arrangements.

Allowances are established for loans and DFLs based upon an estimate of probable losses on an individual basis if they are determined to be impaired. Loans and DFLs are impaired when it is deemed probable that we will be unable to collect all amounts due on a timely basis in accordance with the contractual terms of the loan or lease. Determining the adequacy of the allowance is complex and requires significant judgment by us about the effect of matters that are inherently uncertain. The allowance is based upon our assessment of the borrower’s or lessee’s overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the net realizable value of any collateral. These estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s or DFL’s effective interest rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors. While our assumptions for any such allowances are based in part upon historical data, our estimates may differ from actual results, which could be material to our consolidated financial statements.

Real Estate Investments

We make estimates as part of our allocation of the purchase price of acquisitions (whether an asset acquisition acquired via purchase/leaseback or a business combination via an asset acquired from the current lessor) to the various components of the acquisition based upon the relative fair value of each component for asset acquisitions and at fair value of each component for business combinations. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The most significant components of our allocations are typically the allocation of fair value to land and buildings and, for certain of our acquisitions, in-place leases and other intangible assets. In the case of the fair value of buildings and the allocation of value to land and other intangibles, the estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in-place leases, including the assessment as to the existence of any above-or below-market in-place leases, our management makes its best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases. The values of any identified above-or below-market in-place leases are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, or for below-market in-place leases including any bargain renewal option terms. Above-market lease values are recorded as a reduction of rental income over the lease term while below-market lease values are recorded as an increase to rental income over the lease term. The recorded values of in-place lease intangibles are recognized in amortization expense over the initial term of the respective leases.

We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business. Transaction costs related to acquisitions that are not deemed to be businesses are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed to be businesses are expensed as incurred.

Asset Impairment

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that we will dispose of the property. In determining fair value, we use current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

We evaluate the carrying values of mortgage loans, including mortgage notes receivable, on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgage loan receivable when events or circumstances, such as the non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that we will be unable to collect all the contractual interest and principal payments as scheduled in the mortgage agreement. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage loan receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

Stock-Based Compensation

The fair value of stock-based awards is calculated on the date of grant. We amortize the stock-based compensation expense on a straight-line basis over the period that the awards are expected to vest, net of any forfeitures.

The Company may grant stock-based awards, in the form of restricted stock units, that vest based on the achievement of either performance conditions or market conditions.  Typical performance conditions to vesting include growth in real estate investment assets and growth in quarterly adjusted funds from operations attributable to common stockholders per diluted share over a defined performance period.  The fair value of awards subject to subject to performance conditions is determined based on the closing market price of the Company’s common stock on the date of grant.  Total compensation expense is recognized for awards with performance conditions based on the probable outcome the performance conditions.  The probability of achieving a performance condition is assessed on a quarterly basis.

The total compensation expense to recognize for awards with performance based vesting conditions including achievement of certain market conditions is based on our estimate of the ultimate fair value of such award after considering our expectation of future performance. Typical market conditions for these awards are based on our stock price levels or our total stockholder return (stock price and dividends) including comparisons of our total stockholder returns to an index of other REIT stocks. Since the awards are earned based on the achievement of market conditions, we must initially evaluate and estimate the probability of achieving the market conditions in order to determine the fair value of the award and over what period to recognize the stock compensation expense. Due to the complexities inherently involved with these awards, we will typically use an independent consultant to assist in modeling both the value of the award and the various periods over which each tranche of an award will be earned. We use what is termed a Monte Carlo simulation model which determines a value and earnings periods based on multiple outcomes and their probabilities based on significant inputs such as risk-free interest rate, expected volatility and expected service period that are made at the time of grant of the award.

See Note 2, “Accounting Policies and Related Matters” in the Notes to the Consolidated Financial Statements for information concerning recently issued accounting standards.

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

Certain business factors, in addition to those described above that directly affect our tenants and borrowers, will likely materially influence our future results of operations:

•

the financial and operational performance of our tenants and borrowers, particularly those that account for a significant portion of the income generated by our portfolio, such as GruenePointe, BSW Health, Life Generations Healthcare, Fundamental Healthcare and Vibra Healthcare;

•	trends in the cost and availability of capital, including market interest rates, that our prospective tenants may use for financing their real estate assets through lease structures;
•	unforeseen changes in healthcare regulations that may limit the incentives for physicians to participate in the ownership of healthcare providers and healthcare real estate;
•	reductions in reimbursements from Medicare, state healthcare programs and commercial insurance providers that may reduce our tenants’ profitability impacting our lease rates; and
•	competition from other financing sources.

Results of Operations

Year ended December 31, 2016 compared to December 31, 2015 (dollars in thousands)

	For the year ended December 31,		Change
	2016	2015	$	%
Revenues
Rental income	$48,330	$41,484	$6,846	17%
Interest on mortgage notes receivable	921	2,717	(1,796)	(66%)
Interest on notes receivable	45	237	(192)	(81%)
Total revenues	49,296	44,438	4,858	11%
Expenses
Depreciation and amortization	14,323	9,969	4,354	44%
Property related	1,303	1,205	98	8%
Acquisition costs	488	417	71	17%
Franchise, excise and other taxes	366	338	28	8%
Bad debt expense	216	—	216	N/A
General and administrative	10,596	8,628	1,968	23%
Total operating expenses	27,292	20,557	6,735	33%
Operating income	22,004	23,881	(1,877)	(8%)

Other income (expense)
Interest and other income	195	12	183	1,525%
Interest expense	(10,883)	(7,163)	(3,720)	52%
	(10,688)	(7,151)	(3,537)	49%

Net income	$11,316	$16,730	$(5,414)	(32%)
Less: Preferred stock dividends	(13,760)	(7,835)	(5,925)	76%
Less: Net income attributable to noncontrolling interest	(266)	(4,029)	3,763	(93%)
Net income (loss) attributable to common stockholders	$(2,710)	$4,866	$(7,576)	(156%)

Revenues for the year ended December 31, 2016 increased approximately $4.9 million, or 11%, over the prior year period. Rental income for the year ended December 31, 2016 increased by $6.8 million compared to the prior year, which was comprised of $13.8 million in additional rent related to the 18 properties we acquired in 2015 and the mortgage notes receivable investments that were converted to fee simple ownership during 2015, including Lakeway Hospital and Vibra Rehabilitation Hospital of Amarillo (the “Amarillo Mortgage Loan”), partially offset by a $7.0 million reduction in straight line rent related to the operator change at Lakeway Hospital (see “Recent Developments- Lakeway Hospital Operator Change” above for additional details on the Lakeway-Baylor Transaction).

The net increase in rental income was partially offset by the following:

•

A decrease in mortgage interest of $1.8 million related to mortgage notes receivable investments that were converted to fee simple ownership during 2015, including Lakeway Hospital (February 2015) and the Amarillo Mortgage Loan (October 2015); and

•	A decrease in interest on notes receivable of $0.2 million.

Total operating expenses for the year ended December 31, 2016 increased approximately $6.7 million, or 33%, over the prior year. This increase was comprised of the following:

•

An increase in depreciation and amortization expense of $4.4 million primarily associated with the 18 real estate assets and related intangible lease assets of properties acquired during the year ended December 31, 2015 and the conversion of the mortgage note receivable investments to fee simple ownership during 2015, including Lakeway Hospital and the Amarillo Mortgage Loan;

•

Bad debt expense of $0.2 million related to the operator change at Lakeway Hospital (see “Recent Developments- Lakeway Hospital Operator Change” above for additional details on the Lakeway-Baylor Transaction); and

•	An increase in general and administrative expenses of $2.0 million, which was comprised of
o	$0.8 million of salary, insurance and benefits-related costs;
o	$0.8 million of stock-based compensation expense; and
o	$0.4 million of other expenses, primarily comprised of professional service costs.

Upon completion of the IPO, we expanded certain of our corporate insurance policies, which carry increased premiums of approximately $0.3 million per year.

Interest expense for the year ended December 31, 2016 increased approximately $3.7 million, or 52%, over the prior year. This increase was comprised of the following:

•

An increase of approximately $3.3 million in interest and unused credit facility fees as a result of (i) an approximately $85.6 million increase in the weighted-average outstanding balance under the credit facility for the year ended December 31, 2016 compared to the prior year and (ii) an increase in the weighted-average interest rate under the credit facility to 3.6% for the year ended December 31, 2016 from 3.3% for the prior year; and

•

An increase of approximately $0.4 million in amortization of deferred financing costs, primarily associated with a net increase in amortization expense for 2016 attributable to the May 2016 credit facility amendment, which extended the maturity date of the credit facility from November 2016 to November 2017.

Preferred stock dividends for the year ended December 31, 2015 increased $5.9 million compared to the prior year. This increase was mainly related to the $6.3 million redemption premium paid on October 4, 2016 when we redeemed all of our 7.875% Series B Redeemable Cumulative Preferred Stock (“Series B Preferred Stock”) with a portion of the net proceeds from the IPO.

Earnings attributable to noncontrolling interest represent the proportionate share of our partner in the operating results of the consolidated Lakeway Partnership.  The net income attributable to noncontrolling interest was $0.3 million for the year ended December 31, 2016, compared to $4.0 million for the prior year period. The change is a result of a decrease in rental income primarily attributable to straight-line rent revenue that was recorded in 2015 and written off in 2016 related to the Lakeway-Baylor Transaction.

Year ended December 31, 2015 compared to the period from April 23, 2014 (inception) to December 31, 2014

We were incorporated on April 23, 2014 and commenced operations on July 31, 2014 upon completion of the initial private placements of our common.  Accordingly, our results of operations for the year ended December 31, 2015 are not comparable to the period from April 23, 2014 (inception) to December 31, 2014.  We have included separate discussions and analyses of our results of operations for each of these periods as presented below (dollars in thousands).

	For the year ended December 31, 2015	For the period from April 23, 2014 (inception) to December 31, 2014
Revenues
Rental income	$41,484	$4,316
Interest on mortgage notes receivable	2,717	1,078
Interest on notes receivable	237	53
Total revenues	44,438	5,447
Expenses
Depreciation and amortization	9,969	1,273
Property related	1,205	308
Acquisition costs	417	192
Start-up costs	—	888
Franchise, excise and other taxes	338	72
General and administrative	8,628	2,391
Total operating expenses	20,557	5,124
Operating income	23,881	323

Other income (expense)
Interest and other income	12	17
Interest expense	(7,163)	(317)
	(7,151)	(300)

Net income	$16,730	$23
Less: Preferred stock dividends	(7,835)	—
Less: Net (income) loss attributable to noncontrolling interest	(4,029)	—
Net income (loss) attributable to common stockholders	$4,866	$23

For the year ended December 31, 2015

Revenues totaled approximately $44.4 million for the year ended December 31, 2015, which were comprised of the following:

•	Rental income of $41.5 million including:
o	$40.3 million of contractual rent and straight-line rent related to the leasing activity on our 24 owned real estate properties;
o	$0.8 million of operating expense reimbursement revenue primarily from our medical office building; and
o	$0.4 million of contractual base rent and straight-line rent related to a ground lease.
•	Mortgage interest of $2.7 million including:
o	$2.3 million from mortgage notes receivable investments originated in 2014, of which $1.4 million was recognized from the Amarillo Mortgage Loan prior to conversion in October 2015; and
o	$0.4 million from the acquired Lakeway mortgage note receivable prior to foreclosure in February 2015.
•	Interest on notes receivable of $0.2 million.

Operating expenses totaled $20.6 million for the period, which were comprised of the following:

•	Depreciation and amortization expense of $10.0 million primarily associated with the real estate properties and related intangible lease assets;

•	Property operating expense of $1.2 million, primarily related to our one medical office building, which included:
o	$0.8 million of recoverable operating expenses; and
o	$0.4 million of ground lease and other non-reimbursable expenses.
•	Acquisition costs of $0.4 million on real estate properties acquired that have been accounted for as business combinations and potential acquisitions that are no longer being pursued;
•	Franchise, excise and other taxes of $0.3 million related to states where we own property; and
•	General and administrative expenses of $8.6 million, which included:
o	$5.7 million of salary and benefits-related costs, including $1.8 million of stock-based compensation expense;
o	$1.7 million of professional fees; and
o	$1.2 million of other expenses.

Interest expense was $7.2 million for the year ended December 31, 2015, including unused credit facility fees and interest of $5.1 million and amortization of deferred financing costs of $2.1 million.

Preferred stock dividends totaled $7.8 million, primarily related to the Series B Preferred Stock issued in March and April 2015.

For the period April 23, 2014 (inception) to December 31, 2014

We recognized an insignificant amount of net income for the period from April 23, 2014 (inception) to December 31, 2014.  For the period from inception through July 31, 2014, the closing date of the common stock private placements, we incurred a net loss of approximately $0.9 million, primarily due to amounts owed to vendors and professional service providers and reimbursements to certain members of our management team for employment compensation and for expenses incurred in connection with our organization and the private placements, including legal and accounting, and expenses related to our formation activities, identification and negotiation of the acquisitions and investments in our portfolio and other potential investment opportunities. We do not consider the results of our operations from inception to July 31, 2014 to be meaningful with respect to an analysis of our operations for periods after which we commenced revenue generating activities.

Revenues totaled approximately $5.4 million for the period from April 23, 2014 (inception) to December 31, 2014, which were comprised of:

•	Rental income of $4.3 million, which was comprised of the following:
o	$4.1 million of contractual rent and straight-line rent related to triple-net leases on our four owned real estate properties; and
o	$0.2 of operating expense reimbursement revenue on our medical office building.
•	Mortgage interest of $1.0 million from the two originated mortgage notes receivable investments; and
•	Interest of $0.1 million from a note receivable.

Operating expenses totaled $5.1 million for the period from April 23, 2014 (inception) to December 31, 2014, which were comprised of the following:

•	Depreciation and amortization expense of $1.3 million that was primarily related to the real estate properties and related intangible lease assets;
•	Property operating expense of $0.3 million related to our one medical office building, which included:
o	$0.2 million of recoverable operating expenses; and
o	$0.1 million of ground lease expense;
•	Acquisition costs of $0.2 million on real estate properties acquired that have been accounted for as business combinations and acquisitions that are no longer being pursued;
•	Start-up costs of $0.9 million;
•	Franchise, excise and other taxes of $0.1 million related to taxes in California, Tennessee and Texas; and
•	General and administrative expenses of $2.4 million, which included:
o	$1.6 million of salary and benefits-related costs, including $0.4 million of stock-based compensation expense; and

o	$0.8 million of other costs primarily related to professional fees.

Interest expense was $0.3 million, including amortization of deferred financing costs totaling $0.2 million and unused credit facility fees and interest on borrowings totaling $0.1 million.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund and maintain our assets and operations, make distributions to our stockholders, repay borrowings, and other general business needs. Our primary sources of cash include operating cash flows, borrowings, including borrowings under our revolving credit facility, and net proceeds from equity issuances. Our primary uses of cash include funding acquisitions and investments consistent with our investment strategy, making distributions to our stockholders, repaying principal and interest on outstanding borrowings, funding our operations and paying accrued expenses. At December 31, 2016, we had $9.5 million of cash and cash equivalents.

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

We may utilize various types of debt to finance a portion of our acquisition and investment activities, including long-term, fixed-rate mortgage loans, variable-rate term loans, secured revolving lines of credit, such as our revolving credit facility, and construction financing facilities. Under our secured revolving credit facility, we are subject to continuing covenants and are required to make continuing representations and warranties, and future indebtedness that we may incur may contain similar provisions. In addition, our credit facility is secured by pledges of substantially all of our assets. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Credit Facility

On February 10, 2017, we entered into a second amended and restated credit agreement, which provides for a $300 million secured revolving credit facility that matures on February 10, 2021 and a $125 million secured term loan that matures on February 10, 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee. The new facility replaces our prior $300 million secured revolving credit facility, which was scheduled to mature in November 2017.

Prior to completing our IPO in October 2016, amounts outstanding under our prior credit facility bore interest at LIBOR plus a margin between 2.75% and 3.75% or a base rate plus a margin between 1.75% and 2.75%, in each case depending on our leverage. Effective November 1, 2016, due to the completion of our IPO, amounts outstanding under our prior credit facility bore interest at LIBOR plus a margin between 2.00% and 2.50% or a base rate plus a margin between 1.00% and 1.50%, in each case depending on our leverage. At December 31, 2016 and December 31, 2015, the weighted average interest rate under the prior credit facility was 2.7% and 3.5%, respectively. The weighted average balance outstanding under the credit agreement was approximately $222.8 million and $137.2 million for the years ended December 31, 2016 and 2015, respectively.

Amounts outstanding under our amended credit facility bear interest at LIBOR plus a margin between 1.75% and 3.00% or a base rate plus a margin between 0.75% and 2.00%, in each case depending on our leverage. In addition, the revolving credit facility includes an unused facility fee 0.25% of the amount of the unused portion of the revolving credit facility if amounts borrowed are equal to or greater than 50% of the total commitments or 0.35% if amounts borrowed are less than 50% of such commitments.

The amended credit agreement also includes an accordion feature that allows the total borrowing capacity, including the term loan component, to be increased to up to $700 million, subject to certain conditions, including obtaining additional commitments from lenders.  The amount available to borrow under the amended credit facility is limited according to a borrowing base valuation of assets owned by subsidiaries of our operating partnership. The amended credit facility is secured by a pledge of our operating partnership’s equity interests in its subsidiaries that own borrowing base assets, which is substantially all of our assets. The amended credit agreement includes the ability to convert to an unsecured credit facility when certain conditions are met, including our having a minimum gross asset value of $1.0 billion, a minimum borrowing base of $500 million, less than 50% leverage, and continued compliance with the covenants under the amended credit agreement.

At February 27, 2017, we had $156.5 million outstanding under amended credit facility, which was comprised of $31.5 million under the revolving credit facility and $125 million under the term loan, and we had $101.1 million in additional available borrowing capacity under the revolving credit facility, based on our current borrowing base assets.  The interest rate under the amended credit facility was 2.52% as of February 27, 2017.

Our ability to borrow under the amended credit facility is subject to ongoing compliance with various customary restrictive covenants, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the amended credit agreement requires us to satisfy certain financial covenants, including:

•

Total consolidated indebtedness not exceeding 60% of gross asset value (or 65% for up to two consecutive quarters following any acquisition with a purchase price equal to or greater than $150 million but only up to two times during the term of the secured credit facility);

•	A minimum fixed charge coverage ratio (defined as the ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.75 to 1.00;
•	A minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $275.0 million plus 75% of the sum of any additional offering proceeds;
•	A minimum aggregate occupancy rate of 85% for borrowing base properties;
•	A minimum weighted-average remaining initial lease term of five years for borrowing base properties; and
•	Minimum borrowing base assets of at least ten borrowing base properties with an aggregate appraised value of $375.0 million.

The amended credit agreement also contains customary events of default, in certain cases subject to customary periods to cure, including among others, nonpayment of principal or interest, material breach of representations and warranties, and failure to comply with covenants. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the amended credit Facility to be immediately due and payable.

Our operating partnership is the borrower under the amended credit facility, and we and certain of our subsidiaries serve as guarantors under the facility.

Interest Rate Swap Agreements

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On February 10, 2017, we entered into interest rate swap agreements, effective on April 10, 2017, on the full $125 million on the term loan to fix the variable LIBOR rate at 1.84%, plus the LIBOR spread under the amended credit agreement, which was 1.75% at February 27, 2017.

Sources and Uses of Cash

Year ended December 31, 2016 compared to December 31, 2015

The sources and uses of cash reflected in our consolidated statements of cash flows for the years ended December 31, 2016 and 2015 are summarized below (dollars in thousands):

	For the year ended December 31,
	2016	2015	Change
Cash and cash equivalents at beginning of period	$12,474	$10,493	$1,981
Net cash provided by operating activities	30,336	22,907	7,429
Net cash used in investing activities	(340)	(319,412)	319,072
Net cash (used in) provided by financing activities	(32,961)	298,486	(331,447)
Cash and cash equivalents at end of period	$9,509	$12,474	$(2,965)

Operating Activities- Cash flows from operating activities increased by $7.4 million for the year ended December 31, 2016 compared to 2015, primarily due to acquisitions completed during 2015, which were partially offset by additional interest expense incurred to fund the acquisitions and the Lakeway-Baylor Transaction as described above under “Recent Developments- Lakeway Hospital Operator Change.” Operating cash flows were also impacted by the net $4.6 million reduction in deferred revenues based on the timing of rents collected and a net decrease in cash of $2.9 million related to other operating assets and liabilities.

Investing Activities- Cash used in investing activities during the year ended December 31, 2016 decreased by $319.0 million compared to 2015. We acquired 18 properties and converted two mortgage note receivables to fee simple ownership for $317.9 million during the year ended December 31, 2015, and made no acquisitions during the year ended December 31, 2016.

Financing Activities- Cash used in financing activities was $33.0 million for the year ended December 31, 2016 compared to cash provided by financing activities of $298.5 million for 2015. The difference resulted primarily from the net proceeds from the issuance of our Series B preferred stock of $120.0 million and net borrowings under our credit facility of $197.4 million during 2015.  The net proceeds of $224.3 million from our initial public offering in 2016 were used to redeem our Series B preferred stock, including a $6.3 million redemption premium, and to pay down amounts outstanding under our credit facility.

Year ended December 31, 2015 compared to the period from April 23, 2014 (inception) to December 31, 2014

	For the year ended December 31, 2015	For the period from April 23, 2014 (inception) to December 31, 2014
Cash and cash equivalents at beginning of period	$10,493	$-
Net cash provided by operating activities	22,907	1,591
Net cash used in investing activities	(319,412)	(189,263)
Net cash (used in) provided by financing activities	298,486	198,165
Cash and cash equivalents at end of period	$12,474	$10,493

For the year ended December 31, 2015

Operating Activities - Net cash provided by operating activities was $22.9 million, which primarily consisted of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends to common stockholders of $7.5 million, our dividends to preferred stockholders of $7.0 million and for certain investing activities.

Investing Activities - Net cash used in investing activities included the acquisition of 20 properties totaling $317.9 million during the year ended December 31, 2015.

Financing Activities - Net cash provided by financing activities included $120.0 million in net proceeds from the issuance of preferred stock, net borrowings on our secured credit facility totaling $197.4 million and a $1.0 million contribution for a noncontrolling interest in one of our properties. Cash outflows included the payment of dividends on common stock of $7.5 million and preferred stock of $7.0 million, capitalized pre-offering costs of $2.5 million, deferred credit facility fees of $2.4 million and distributions to the noncontrolling interest in one of our properties of $0.5 million.

For the period April 23, 2014 (inception) to December 31, 2014

Operating Activities - Net cash provided by operating activities was impacted by $0.9 million of start-up costs related to the formation of the Company. The Company’s board of directors declared cash dividends for the period from July 31, 2014 through December 31, 2014 totaling $2.2 million, which exceeded cash flows from operating activities primarily because of the start-up costs incurred.

Investing Activities - Net cash used in investing activities includes the acquisition of four properties totaling $108.4 million, the origination or acquisition of three mortgage notes receivable totaling a net of $77.7 million, the funding on a note receivable of $2.5 million, and the payment of capitalized pre-acquisition costs of $0.6 million.

Financing Activities - Net cash provided by financing activities includes the $151.7 million in net proceeds from the issuance of common stock in the private placements that were completed in July and August 2014, and borrowings on the secured credit facility totaling $50.0 million. Cash outflows include payments for credit facility origination fees totaling $2.4 million and dividends of $0.9 million.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2016, excluding the impact of subsequent events, including amending and restating our credit agreement in February 2017 (dollars in thousands):

	2017	2018-2019	2020-2021	2022-Thereafter	Total
Secured credit facility (1) (2)	$147,812	$—	$—	$—	$147,812
Operating lease commitments (3)	334	693	379	19,979	21,385
	$148,146	$693	$379	$19,979	$169,197

(1)

Does not give effect to our second amended and restated credit agreement, which includes a revolving credit facility that matures on February 10, 2021 and a term loan facility that matures on February 10, 2022. See “—Liquidity and Capital Resources – Credit Facility” for additional information.

(2)

Assumes the balance outstanding of $144.0 million and the weighted average interest rate of 2.7% in effect at December 31, 2016 remain in effect until maturity of our prior credit facility. Amounts also include unused credit facility fees assuming the balance outstanding at December 31, 2016 remains outstanding through maturity of our secured revolving credit facility.

(3)	All of our contractual obligations to make operating lease payments are related to our corporate office lease and one ground lease.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: FFO attributable to common stockholders and AFFO attributable to common stockholders.

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

The table below reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and AFFO attributable to common stockholders for the years ended December 31, 2016 and 2015 and the period from April 23, 2014 (inception) to December 31, 2014 and is presented using the weighted average common shares as determined in the Company’s computation of earnings per share. The effects of restricted shares of common stock and restricted stock units outstanding were included in the dilutive weighted-average common shares outstanding for the calculation of FFO and AFFO per common share as their effects were dilutive. These shares were excluded from the calculation of diluted net income (loss) attributable to common stockholders per share for all periods presented because their effects were not dilutive.

The decrease in FFO attributable to common stockholders for the year ended December 31, 2016 as compared to the prior year is primarily attributable to the effects of the Lakeway-Baylor Transaction described above under “Lakeway Hospital Operator Change” as well as the $6.3 million preferred stock redemption premium paid upon completion of the IPO. The increase in AFFO attributable to common stockholders for the year ended December 31, 2016 as compared to the prior year is primarily related to an increase in revenues related to the real estate acquisitions that occurred throughout 2015, the foreclosure of Lakeway Hospital in February 2015, and the conversion of the Amarillo mortgage loan to fee simple ownership in October 2015. This increase is partially offset by an increase in interest expense associated with additional borrowings on our credit facility to fund these real estate investments.

The amounts presented below are in thousands, except per share amounts.

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from April 23, 2014 (inception) to December 31, 2014
Net income (loss) attributable to common stockholders	$(2,710)	$4,866	$23
Real estate depreciation and amortization, net of noncontrolling interest	14,123	9,313	1,268
FFO attributable to common stockholders	11,413	14,179	1,291
Start-up costs	—	—	888
Acquisition costs on completed acquisitions	18	108	90
Stock-based compensation expense	2,555	1,795	443
Deferred financing costs amortization	2,466	2,084	182
Non-real estate depreciation and amortization	307	49	(2)
Mortgage closing fee recognized upon acquisition of real estate	—	(167)	—
Preferred stock redemption premium paid upon completion of the IPO	6,256	—	—
Surety bond fee	(188)	—	—
Straight-line rent expense	165	171	47
Straight-line rent revenue, net of noncontrolling interest	278	(5,800)	(394)
AFFO attributable to common stockholders	$23,270	$12,419	$2,545

Weighted average shares outstanding-earnings per share
Basic	15,838	10,948	10,918
Diluted	15,838	10,948	10,918

Net income (loss) attributable to common stockholders per share
Basic and diluted	$(0.18)	$0.42	$(0.00)

Weighted average common shares outstanding- FFO and AFFO attributable to common stockholders
Basic	15,838	10,948	10,918
Diluted	15,926	10,992	10,918

FFO per common share
Basic	$0.72	$1.30	$0.12
Diluted	$0.72	$1.29	$0.12

AFFO per common share
Basic	$1.47	$1.13	$0.23
Diluted	$1.46	$1.13	$0.23

Inflation

We are exposed to inflation risk as income from long-term leases on our single-tenant leased properties are a main source of our cash flows from operations. For our single-tenant leased properties, the majority of our leases protect us from the impact of inflation. These leases generally include fixed rent escalators and are considered “triple-net” leases. Therefore, the tenants of these properties are responsible for the payment of all property-related expenses, including utilities, real estate taxes, and insurance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business and investment objectives, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other investments, including borrowings under the credit facility. As of December 31, 2016, we had $144.0 million outstanding under the credit facility, which bears interest at a variable rate, and no other outstanding debt. See “—Liquidity and Capital Resources – Credit Facility” for a detailed discussion of our second amended and restated credit agreement. At December 31, 2016, LIBOR on our outstanding borrowings was 0.69%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.4 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase by approximately $0.7 million annually. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We also may enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative transactions for speculative purposes.

In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants/operators and borrowers, which may affect our ability to refinance our debt if necessary.

Item 8. Financial Statements

MedEquities Realty Trust, Inc.

Index to Consolidated Financial Statements

and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MedEquities Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of MedEquities Realty Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two‑year period ended December 31, 2016 and for the period from April 23, 2014 (inception) to December 31, 2014. In connection with our audits of the consolidated financial statements, we have audited the financial statement schedule III, real estate and accumulated depreciation, and schedule IV, mortgage loans on real estate. These consolidated financial statements and financial statement schedules III and IV are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedEquities Realty Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2016, and for the period from April 23, 2014 (inception) to December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, real estate and accumulated depreciation, and schedule IV, mortgage loans on real estate, when considered in relation to the basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia
February 27, 2017

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2016	December 31, 2015
Assets
Real estate properties
Land	$39,584	$40,081
Building and improvements	440,927	458,930
Intangible lease assets	11,387	3,441
Furniture, fixtures, and equipment	2,976	2,401
Less accumulated depreciation and amortization	(26,052)	(11,172)
Total real estate properties, net	468,822	493,681

Mortgage notes receivable, net	9,915	9,909
Cash and cash equivalents	9,509	12,474
Other assets, net	31,507	27,603
Total Assets	$519,753	$543,667

Liabilities and Equity
Liabilities
Debt	$144,000	$247,400
Accounts payable and accrued liabilities	15,244	21,102
Deferred revenue	2,251	3,920
Total liabilities	161,495	272,422

Commitments and contingencies
Equity
Preferred stock, $0.01 par value. Authorized 50,000 shares; 0 and 125 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	-	1
Common stock, $0.01 par value. Authorized 400,000 shares; 31,757 and 11,233 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	314	109
Additional paid in capital	372,615	273,740
Dividends declared	(40,951)	(19,876)
Retained earnings	23,774	12,724
Total MedEquities Realty Trust, Inc. stockholders' equity	355,752	266,698
Noncontrolling interest	2,506	4,547
Total equity	358,258	271,245
Total Liabilities and Equity	$519,753	$543,667

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the year ended December 31, 2016	For the year ended December 31, 2015	Period from April 23, 2014 (inception) to December 31, 2014
Revenues
Rental income	$48,330	$41,484	$4,316
Interest on mortgage notes receivable	921	2,717	1,078
Interest on notes receivable	45	237	53
Total revenues	49,296	44,438	5,447
Expenses
Depreciation and amortization	14,323	9,969	1,273
Property related	1,303	1,205	308
Acquisition costs	488	417	192
Start-up costs	—	—	888
Franchise, excise and other taxes	366	338	72
Bad debt expense	216	—	—
General and administrative	10,596	8,628	2,391
Total operating expenses	27,292	20,557	5,124
Operating income	22,004	23,881	323

Other income (expense)
Interest and other income	195	12	17
Interest expense	(10,883)	(7,163)	(317)
	(10,688)	(7,151)	(300)

Net income	$11,316	$16,730	$23
Less: Preferred stock dividends	(13,760)	(7,835)	—
Less: Net income attributable to noncontrolling interest	(266)	(4,029)	—
Net income (loss) attributable to common stockholders	$(2,710)	$4,866	$23

Net income (loss) attributable to common stockholders per share
Basic and diluted	$(0.18)	$0.42	$(0.00)

Weighted average shares outstanding
Basic and diluted	15,838	10,948	10,918

Dividends declared per common share	$0.63	$0.85	$0.20

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Retained	Dividends	Non- controlling
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Declared	Interest	Total Equity
Balance at April 23, 2014	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock, net of costs	—	—	—	—	11,076	109	151,549	—	—	—	151,658
Common stock redemption	—	—	—	—	(1)	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	—	—	—	—	443	—	—	—	443
Net income	—	—	—	—	—	—	—	23	—	—	23
Dividends to common stockholders	—	—	—	—	—	—	—	—	(2,246)	—	(2,246)
Balance at December 31, 2014	—	$—	—	$—	11,075	$109	$151,991	$23	$(2,246)	$—	$149,877
Issuance of preferred stock, net of costs	—	—	125	1	—	—	119,954	—	—	—	119,955
Issuance of common stock, net of costs	—	—	—	—	158	—	—	—	—		—
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	1,000	1,000
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(482)	(482)
Stock-based compensation	—	—	—	—	—	—	1,795	—	—	—	1,795
Net income	—	—	—	—	—	—	—	12,701	—	4,029	16,730
Dividends to preferred stockholders	—	—	—	—	—	—	—	—	(7,835)	—	(7,835)
Dividends to common stockholders	—	—	—	—	—	—	—	—	(9,795)	—	(9,795)
Balance at December 31, 2015	—	$—	125	$1	11,233	$109	$273,740	$12,724	$(19,876)	$4,547	$271,245
Redemption of preferred stock	—	—	(125)	(1)	—	—	(125,124)	—	—	—	(125,125)
Grants of restricted stock	—	—	—	—	89	—	—	—	—	—	—
Issuance of common stock, net of costs	—	—	—	—	20,435	205	221,444	—	—	—	221,649
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,307)	(2,307)
Stock-based compensation	—	—	—	—	—	—	2,555	—	—	—	2,555
Net income (loss)	—	—	—	—	—	—	—	11,050	—	266	11,316
Dividends to preferred stockholders	—	—	—	—	—	—	—	—	(13,760)	—	(13,760)
Dividends to common stockholders	—	—	—	—	—	—	—	—	(7,315)	—	(7,315)
Balance at December 31, 2016	—	$—	—	$—	31,757	$314	$372,615	$23,774	$(40,951)	$2,506	$358,258

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31, 2016	For the year ended December 31, 2015	Period from April 23, 2014 (inception) to December 31, 2014
Operating activities
Net income	$11,316	$16,730	$23
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,921	11,871	1,448
Stock-based compensation	2,555	1,795	443
Straight-line rent receivable	3,447	(9,523)	(394)
Straight-line rent liability	165	171	47
Provision for bad debt	216	—	—
Write-off of pre-acquisitions costs	252	—	—
Write-off of pre-offering costs	89	—	—
Changes in operating assets and liabilities
Other assets	(13,055)	(5,222)	(1,997)
Accounts payable and accrued liabilities	9,062	4,117	1,069
Deferred revenues	(1,632)	2,968	952
Net cash provided by operating activities	30,336	22,907	1,591
Investing activities
Acquisitions of real estate	(72)	(317,872)	(108,423)
Funding of mortgage notes receivable, net	—	—	(77,720)
Funding of note receivable	(1,662)	(500)	(2,481)
Repayments of notes receivable	1,712	—	—
Capitalized pre-acquisition costs, net	(306)	(749)	(592)
Capital expenditures	(12)	(291)	(47)
Net cash used in investing activities	(340)	(319,412)	(189,263)
Financing activities
Proceeds from sale of common shares, net of offering costs	224,320	—	151,657
Redemption of preferred shares	(125,125)	—	—
Net borrowings (repayments) on secured credit facility	(103,400)	197,400	50,000
Dividends paid to preferred stockholders	(14,588)	(7,007)	—
Dividends paid to common stockholders	(10,459)	(7,483)	(885)
Distributions to noncontrolling interest	(2,307)	(482)	—
Deferred credit facility fees	(1,402)	(2,406)	(2,381)
Proceeds from sale of preferred shares, net of offering costs	—	119,955	—
Contributions by noncontrolling interest	—	1,000	—
Capitalized pre-offering costs	—	(2,491)	(226)
Net cash (used in) provided by financing activities	(32,961)	298,486	198,165
Decrease in cash and cash equivalents	(2,965)	1,981	10,493
Cash and cash equivalents, beginning of period	12,474	10,493	—
Cash and cash equivalents, end of period	$9,509	$12,474	$10,493

Supplemental Cash Flow Information
Interest paid	$8,417	$5,079	$135
Texas gross margins taxes paid, net of reimbursement	69	7	—
Accrued initial public offering costs	23	—	—
Accrued pre-acquisition costs	21	131	1,658
Accrued deferred credit facility fees	8	—	3
Accrued capital expenditures	2	—	—
Accrued pre-offering costs	—	942	1,225
Lakeway mortgage note receivable foreclosure	—	50,000	—
Amarillo mortgage note conversion	—	18,000	—

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

Note 1 - Organization and Nature of Business

MedEquities Realty Trust, Inc. (the “Company”), which was incorporated in the state of Maryland on April 23, 2014, is a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of December 31, 2016, the Company had investments of $478.8 million, net in 24 real estate properties and one mortgage note receivable. The Company owns 100% of all of its properties and investments, other than its investment in an acute care hospital in Lakeway, Texas (“Lakeway Hospital”), in which the Company owns a 51% interest through a consolidated partnership (the “Lakeway Partnership”).

On October 4, 2016, the Company completed the initial public offering (the “IPO”) of its common stock in which the Company issued 19,000,000 shares and on October 28, 2016, issued an additional 1,434,567 shares upon the underwriters’ partial exercise of their over-allotment option. The public offering price of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to the Company of approximately $221.6 million, after deducting the underwriting discount and commissions and offering expenses payable by the Company. These offering expenses include approximately $2.7 million of offering expenses that had been paid prior to 2016. The Company used approximately $131.4 million to redeem all of its outstanding preferred stock and approximately $94.8 million to repay amounts outstanding under its secured credit facility.

The Company conducts its business through an umbrella partnership REIT (“UPREIT”) structure, consisting of the Company’s operating partnership, MedEquities Realty Operating Partnership, LP (the “Operating Partnership”), and subsidiaries of the Operating Partnership, including the Company’s taxable REIT subsidiary (“TRS”), MedEquities Realty TRS, LLC. The Company’s wholly owned limited liability company, MedEquities OP GP, LLC, is the sole general partner of the Operating Partnership, and the Company presently owns all of the units of limited partnership interest in the Operating Partnership (“OP units”). In the future, the Company may issue OP units to third parties in connection with healthcare property acquisitions, as compensation or otherwise. As the sole owner of the general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the Operating Partnership’s business, subject to certain limitations.

The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal tax purposes. To maintain its qualification as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)).

As a REIT, the Company will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to maintain our qualification as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income. Taxable income from non-REIT activities managed through the Company’s TRS, if any, is subject to applicable U.S. federal, state and local income taxes. The Company has no activity in its TRS.

Note 2 - Accounting Policies and Related Matters

Use of Estimates: The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the amounts of revenue and expense reported in the period. Significant estimates are made for the valuation of real estate and intangibles and fair value assessments with respect to purchase price allocations. Actual results may differ from those estimates.

Reclassifications: Certain reclassifications have been made to the consolidated balance sheet as of December 31, 2015 to conform to the 2016 presentation.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation. There are no material differences between the Company and the Operating Partnership as of December 31, 2016.

Noncontrolling Interest:  The portion of equity not owned by the Company in entities controlled by the Company, and thus consolidated, is presented as noncontrolling interest and classified as a component of consolidated equity, separate from total stockholders’ equity on the Company’s consolidated balance sheets.  The amount recorded will be based on the noncontrolling interest holder’s initial investment in the consolidated entity, adjusted to reflect the noncontrolling interest holder’s share of earnings or losses in the consolidated entity and any distributions received or additional contributions made by the noncontrolling interest holder.  The earnings or losses from the entity attributable to noncontrolling interests are reflected in “net income attributable to noncontrolling interest” in the consolidated statements of operations.

Segment Reporting: The Company owns, acquires, and finances healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single reportable segment.

Cash and Cash Equivalents: Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The majority of the Company’s cash and cash equivalents are held at major commercial banks which at times may exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses to date on invested cash.

Restricted Cash: Restricted cash consists of amounts funded by tenants and held by the Company for payment of costs and expenses associated with capital improvements, repairs and replacements to be performed at certain of the Company’s facilities. As of December 31, 2016 and December 31, 2015, the restricted cash balance was approximately $0.3 million and $0.1 million, respectively, and is included in Other Assets on the Company’s consolidated balance sheets.

Revenue Recognition: Leases of Real Estate Properties

At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification.  Currently, all of the Company’s lease arrangements are classified as operating leases.  Rental revenue for operating leases is recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of a leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company.  When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical leased asset until the tenant improvements are substantially completed.  When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. The determination of ownership of the tenant improvements is subject to significant judgment.  If the Company’s assessment of the owner of the tenant improvements for accounting purposes were different, the timing and amount of revenue recognized would be impacted.

The Company maintains an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. The Company exercises judgment in establishing allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to the consolidated financial statements. At December 31, 2016 and December 31, 2015, the Company had no allowance for doubtful accounts.

The Company’s leases are generally “triple-net” leases with terms requiring operating expenses associated with the Company’s facilities, such as taxes, insurance and utilities, to be paid directly by the Company’s tenants.  Failure by a tenant to pay such expenses, or to pay late, would result in a violation of the lease agreement, which could lead to an event of default if not cured timely.

Leases in the medical office building owned by the Company require tenants to make estimated payments to the Company to cover their proportional share of operating expenses, including, but not limited to, real estate taxes, property insurance, routine maintenance and repairs, utilities, and property management expenses. The Company collects these estimated expenses and is reimbursed by tenants for any actual expense in excess of estimates or reimburses tenants if collected estimates exceed actual operating results. The reimbursements are recorded in rental income as operating expense recoveries, and the expenses are recorded in property-related expenses, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk. For the years ended December 31, 2016 and December 31, 2015, the Company reported operating expense recoveries, primarily related to its one medical office building, totaling $0.9 million and $0.8 million, respectively, which is included in rental income on the consolidated statement of operations. For the period from April 23, 2014 to December 31, 2014, the Company reported operating expense recoveries totaling approximately $0.2 million.

Revenue Recognition: Mortgage Notes and Other Receivables

Mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the mortgage notes receivable for the foreseeable future or to maturity.  The Company recognizes interest income on mortgage notes receivable, including the amortization of any discounts and premiums, using the interest method applied on a loan-by-loan basis when collectability of the future payments is reasonably assured.  Premiums, discounts and related costs are recognized as yield adjustments over the term of the related loans.

Mortgage notes receivable are placed on non-accrual status at such time as management determines that collectability of contractual amounts is not reasonably assured.  While on non-accrual status, mortgage notes receivable are either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, where cash receipts reduce the carrying value of the loan, based on management’s judgment of collectability.  No mortgage notes receivable are currently on non-accrual status.

Allowances are established for loans based upon an estimate of probable losses on an individual basis if they are determined to be impaired.  Loans are impaired when it is deemed probable that the Company will be unable to collect all amounts due on a timely basis in accordance with the contractual terms of the loan.  The allowance is based upon management’s assessment of the borrower’s overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the net realizable value of any collateral.  These estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s effective interest rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors. At December 31, 2016 and December 31, 2015, the Company had no allowance for loan losses.

Commitment, origination and other fees from lending activities are recognized as interest income over the life of the loan.

Allocation of Purchase Price of Acquired Real Estate: As part of the purchase price allocation process of acquisitions (whether an asset acquisition acquired via purchase/leaseback or a business combination via an asset acquired from the current lessor), management makes estimates based upon the relative fair values of each component for asset acquisitions and at a fair value of each component for business combinations. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the assets acquired.

The Company records above-market and below-market in-place lease values, if any, for its facilities, which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, or, for below-market in-place leases, including any bargain renewal option terms. The Company amortizes any resulting capitalized above-market lease values as a reduction of rental income over the lease term. The Company amortizes any resulting capitalized below-market lease values as an increase to rental income over the lease term. As of December 31, 2016, the Company had one above-market in-place lease with a gross value of $7.6 million. The Company did not have any below-market in-place leases as of December 31, 2016.

The Company amortizes the value of in-place leases to amortization expense over the initial term of the respective leases. If a lease is terminated, the unamortized portion of the in-place lease value is charged to amortization expense.

Depreciation and amortization of real estate assets and liabilities is provided for on a straight-line basis over the assets estimated useful lives of the assets:

Building	25 to 50 years
Improvements	2 to 47 years
Lease intangibles	2.7 to 15 years
Furniture, fixtures, and equipment	5 to 14 years

Asset Impairment: Real Estate Properties

Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that the Company will dispose of the property and the criteria are met for the property to be classified as held-for-sale. In determining the fair value, the Company uses current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

Asset Impairment: Mortgage Notes and Other Receivables

The Company evaluates the carrying value of mortgage notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgage note receivable when events or circumstances, such as non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the mortgage note agreement. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the mortgage note receivable and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the mortgage.

Earnings Per Share: Basic earnings per common share is computed by dividing net income (loss) applicable to common shares by the weighted number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by including the effect of dilutive securities.

Certain of the Company’s unvested restricted stock awards contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. These participating securities are included in the earnings allocation in computing both basic and diluted earnings per common share.

Income Taxes: Commencing with its short taxable year ended December 31, 2014, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). The Company intends at all times to maintain its qualification as a REIT under Sections 856 through 860 of the Code.  The Company has elected that its subsidiary, MedEquities Realty TRS, LLC, be taxed as a TRS under provisions of the Code. A TRS is subject to federal and state income taxes like those applicable to regular corporations. Aside from such income taxes that may be applicable to the taxable income in the Company’s TRS, the Company will not be subject to federal income tax provided that the Company continues to maintain its qualification as a REIT and makes distributions to stockholders equal to or in excess of the Company’s taxable income.

The Company’s federal tax returns for the short taxable year ended December 31, 2014 year and for the year ended December 31, 2015 are currently subject to examination by taxing authorities. The Company classifies interest and penalties related to uncertain tax positions, if any, in the Company’s consolidated financial statements as a component of income tax expense. The Company has made no U.S. federal income tax payments.

Stock-Based Compensation: The fair value of stock-based awards is calculated on the date of grant. The Company amortizes the stock-based compensation expense on a straight-line basis over the period that the awards are expected to vest, net of any forfeitures.

Deferred Costs: Costs incurred prior to the completion of offerings of stock or other capital instruments that directly relate to the offering are deferred and netted against proceeds received from the offering.

Fair Value Measurement: Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. In calculating fair value, a company must maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.

A hierarchy of valuation techniques is defined to determine whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

•	Level 1- quoted prices for identical instruments in active markets;
•

Level 2- quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3- fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Valuation techniques used by the Company include the use of third-party valuations and internal valuations, which may include discounted cash flow and Monte Carlo valuation models. For the years ended December 31, 2016 and 2015 the Company has recorded all acquisitions and business combinations based on our estimated fair values. The fair values were obtained from third-party appraisals based on comparable properties (using the market approach, which involved Level 3 inputs in the fair value hierarchy).

Accumulated Other Comprehensive Income (loss): Certain items must be included in comprehensive income (loss), including items such as foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains or losses on available-for-sale securities. Through December 31, 2016, the Company had no items included in other comprehensive income (loss).

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends the accounting for share-based payment transactions, including income tax effects, equity versus liability classification and classification on the statement of cash flows. The guidance is effective for annual and interim periods of public entities beginning January 1, 2017. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance. The Company adopted this standard on January 1, 2017, which did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows- Restricted Cash,” which required that a statement of cash flows explains the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years, and interim periods within those years, beginning

January 1, 2018. The adoption of this guidance will change the presentation of restricted cash on our statement of cash flows; however, it will have no impact on our results of operations, financial condition, or liquidity.

Note 3 – Investment Activity

Lakeway Hospital Operator Change

On September 1, 2016, Baylor Scott & White Health (“BSW Health”) acquired the operations of the Company’s former tenant (“LRMC”) at Lakeway Hospital. In connection with the closing of this transaction, the Company, through the Lakeway Partnership, simultaneously terminated the lease with LRMC and entered into a new triple-net lease with an existing BSW Health hospital entity (the “Baylor Lessee”), which has an initial term of 15 years with two ten-year extension options.  The lease is unconditionally guaranteed by Baylor University Medical Center, which is a controlled affiliate of the nonprofit parent corporation Baylor Scott & White Holdings. The initial annual base rent is approximately $12.8 million, payable in equal monthly installments, which is the same as the annual base rent under the lease with LRMC.  The base rent will increase by 1.75% on the second anniversary of the lease, 2.0% on the third anniversary and 2.5% on each anniversary thereafter.  The lease provides that, commencing after completion of the third year of the lease and subject to certain conditions, the Baylor Lessee has the option to purchase Lakeway Hospital at a price equal to the aggregate base rent payable under the lease for the 12-month period following the date of the written notice from the Baylor Lessee divided by (i) 6.5% if written notice is provided after completion of the third lease year and before completion of the tenth lease year (which would result in a purchase price of not less than approximately $203.6 million) or (ii) 7.0% if written notice is provided any time thereafter.  Pursuant to the lease, on September 30, 2016, the Company (through the Lakeway Partnership) paid the Baylor Lessee an approximately $2.3 million tenant allowance for the transition of the hospital, which is included in Other Assets on the consolidated balance sheet at December 31, 2016.

Under the terms of the lease with LRMC, contractual base rent increased ratably during the first six months of 2016 by an aggregate of $3.5 million (representing the difference between the reduced monthly base rent of $0.5 million due for the second and third quarters of 2015 and the stabilized monthly rent of $1.1 million, plus interest on the deferred rent) (the “Deferred Payment”).  As part of the lease termination agreement with LRMC, the Company agreed to receive $1.5 million in satisfaction of the $1.7 million in the Deferred Payment due as of March 31, 2016, resulting in bad debt expense of $0.2 million, which was recorded during the second quarter of 2016.  The remaining $1.8 million of the Deferred Payment was not recognized. The Company also wrote off approximately $7.0 million of the straight-line rent receivable associated with the LRMC lease, which was recorded as a reduction to rental income on the Company’s consolidated statements of operations during the second quarter of 2016.  The noncontrolling interest’s proportionate share of this amount was $3.6 million, which is reflected in the net income attributable to noncontrolling interest on the Company’s consolidated statement of operations for the year ended December 31, 2016.

Adjustments to Purchase Price Allocations of 2015 Acquisitions

The purchase price allocations for the Kearny Mesa skilled nursing facility and Vibra Rehabilitation Hospital of Amarillo acquisitions, both of which closed on October 1, 2015, were preliminary at December 31, 2015 since the valuations for both of the acquisitions were still in progress. The preliminary allocations for these properties were comprised of $4.6 million in land and $39.9 million in building and improvements. The purchase price allocations were updated during the first quarter of 2016, resulting in adjustments to the preliminary purchase price allocations to reflect the new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates. Additionally, the purchase price allocation for Kearny Mesa was updated in the second quarter of 2016 for the elimination of the $10.0 million earn-out as discussed below. The revised allocations for these properties are as follows (dollars in thousands):

	Kearny Mesa	Vibra Rehabilitation Hospital of Amarillo	Total
Land	$2,995	$991	$3,986
Buildings and improvements	11,760	10,235	21,995
Intangible lease assets	—	7,946	7,946
Furniture, fixtures, and equipment	347	227	574
Total real estate properties acquired	$15,102	$19,399	$34,501

The Kearny Mesa acquisition was accounted for as an asset acquisition and the Vibra Rehabilitation Hospital of Amarillo acquisition was accounted for as a business combination. The following table shows the impact of amounts recorded in the consolidated statement of operations for the year ended December 31, 2016 due to the change in the estimates of the purchase price allocations that would have been recorded in the consolidated statement of operations in prior periods had the adjustment to the provisional amounts been recognized as of the acquisition date (dollars in thousands).

	Kearny Mesa	Vibra Rehabilitation Hospital of Amarillo	Total
Rental income	$—	$(127)	$(127)
Depreciation and amortization	26	(79)	(53)
Net income attributable to common stockholders	$(26)	$(48)	$(74)

Adjustments to Kearny Mesa

In the second quarter of 2016, the Company and Life Generations amended the purchase and sale agreement for Kearny Mesa to eliminate the $10.0 million earn-out provision. This amount was recorded in real estate properties and accounts payable and accrued liabilities on the Company’s consolidated balance sheet at December 31, 2015 and has been eliminated from the Company’s consolidated balance sheet at December 31, 2016. The Company recorded an approximately $0.2 million reduction of depreciation expense on the consolidated statements of operations for the year ended December 31, 2016 for depreciation expense recorded in prior periods associated with the earn-out provision.

2015 Real Estate Acquisitions

A summary of the purchase price allocations for the Company’s real estate investment activity for the year ended December 31, 2015 is as follows (dollars in thousands). The purchase price allocations attributable to the Kearny Mesa and Vibra Rehabilitation Hospital of Amarillo acquisitions were preliminary as of December 31, 2015 as the valuations for each of the acquisitions were still in progress. See “Adjustments to Purchase Price Allocations of 2015 Acquisitions” and “Adjustments to Kearny Mesa” above for further information regarding the adjustments made during the year ended December 31, 2016 related to these purchase price allocations.

For the year ended December 31, 2015
Land	$32,975
Building improvements	356,207
Intangible lease assets	103
Furniture, fixtures, and equipment	2,401
Total real estate	391,686
Foreclosed mortgage note receivable	(50,000)
Conversion of mortgage note receivable	(18,000)
Kearny Mesa earn-out	(10,000)
Total cash paid	$313,686

During the year ended December 31, 2015, the Company completed the following real estate transactions:

•

On February 3, 2015, the Company acquired Lakeway Hospital, through a negotiated, non-judicial foreclosure and payment of an additional $25.0 million in cash consideration, for a total investment of $75.0 million. Lakeway Hospital, which opened in April 2012, is a 270,512 square-foot acute care hospital located in Lakeway, Texas, a suburb of Austin. The Company initially acquired a note receivable for $50.0 million on December 29, 2014, which had an outstanding principal balance of approximately $163.9 million and was secured by a first mortgage lien on Lakeway Hospital. The operator of the facility defaulted on debt service payments under the note in 2013, and the U.S. Department of Housing and Urban Development held an auction in December 2014 through which the Company acquired the mortgage note. This transaction was accounted for as an asset acquisition and approximately $0.1 million of transaction costs were capitalized.

In addition, in connection with the acquisition of Lakeway Hospital, the Company assumed the seller’s rights as lessor under the ground lease for the medical office building that is a part of Lakeway Hospital. The ground lease expires on October 1, 2061, subject to two ten-year extension options, and provides for annual base rent of approximately $0.2 million, which will increase each year by 3.0% of the prior year’s base rent.

The Company owns Lakeway Hospital through a consolidated partnership. See Note 9 for further discussion.

•

On February 20, 2015, the Company acquired Mira Vista Court, a 142-bed skilled nursing facility located in Fort Worth, Texas, for an aggregate purchase price of $16.0 million. The property is 100% leased pursuant to a 12-year initial term triple-net lease that expires in February 2027. This transaction was accounted for as a business combination.

•

On March 31, 2015, the Company acquired a portfolio of four skilled nursing facilities and one assisted living facility (collectively, together with Kearny Mesa, the “Life Generations Portfolio”) that contains an aggregate of 429 licensed beds and approximately 154,199 square feet located in California for an aggregate purchase price of $80.0 million from Life Generations Healthcare (“Life Generations”), with the option to purchase Kearny Mesa, a 96-bed and approximately 26,950 square-foot skilled nursing facility located in San Diego, California, for $15.0 million plus an earn-out of up to $10.0 million. The Company completed the acquisition of Kearny Mesa on October 1, 2015 and during the second quarter of 2016, the Company and Life Generations amended the purchase and sale agreement to eliminate the $10.0 million earn-out (see further discussion in the “Adjustments to Kearny Mesa” section above). The Life Generations Portfolio is 100% leased pursuant to a 15-year initial term triple-net master lease that commenced on April 1, 2015 to affiliates of Life Generations, and was amended on October 1, 2015 for the acquisition of Kearny Mesa. The acquisition of the Life Generations Portfolio was accounted for as an asset acquisition and approximately $1.7 million of transaction costs were capitalized.

•

On March 31, 2015, the Company acquired Mountain’s Edge Hospital, a 72,140 square-foot acute care hospital located in Las Vegas, Nevada, for an aggregate gross purchase price of $35.4 million, which includes a tenant allowance included in Other Assets on the Company’s consolidated balance sheets of $6.0 million, gross ($5.3 million, net at December 31, 2016) that the Company has provided to the tenant for certain furniture, fixtures and equipment at the facility. This property is 100% leased pursuant to a 15-year initial term triple-net lease. This transaction was accounted for as an asset acquisition and less than $0.1 million of transaction costs were capitalized.

•

On July 30, 2015, the Company completed the acquisition of nine properties in a portfolio of ten skilled nursing facilities located throughout Texas that contained an aggregate 1,142 licensed beds and approximately 339,733 square feet.  The aggregate gross purchase price for the nine facilities was $133.4 million.  The tenth facility in this portfolio (collectively, the “Texas SNF Portfolio”), which is located in Graham, Texas and has 117 licensed beds and approximately 32,391 square feet, was acquired on October 2, 2015 for $11.6 million, resulting in an aggregate gross purchase price of $145.0 million for the Texas SNF Portfolio. The Company leases the facilities to wholly owned subsidiaries of GruenePointe Holdings, LLC (“GruenePointe”) pursuant to an absolute triple-net master lease with a non-cancelable 15-year term with two five-year extension options. This transaction was accounted for as an asset acquisition and approximately $0.1 million of transaction costs were capitalized. See further discussion regarding this acquisition under the “Texas SNF Portfolio Contingent Consideration and Additional Rent” section below.

•

On October 1, 2015, the Company completed the acquisition of Vibra Rehabilitation Hospital of Amarillo, a 44-bed inpatient rehabilitation hospital located in Amarillo, Texas, for a purchase price of $19.4 million, pursuant to the exercise of its exclusive right to purchase the property contained in the Company’s $18.0 million mortgage note receivable.  The purchase price was determined by dividing the facility’s trailing 12-month earnings before interest, taxes, depreciation, amortization and rent expense (“EBITDAR”) of the facility and a 1.5 times rent coverage at an initial lease rate of 8.75%, which was specified in the purchase option.  The $18.0 million in principal outstanding on the mortgage note receivable was applied to the purchase price, resulting in an additional cash expenditure of approximately $1.4 million to acquire the property. Upon conversion of the mortgage note, the Company recognized the remaining origination fee on the mortgage note totaling $0.2 million as mortgage interest income. The facility is 100% leased pursuant to a triple-net lease to a wholly owned subsidiary of Vibra Healthcare with an initial 15-year term and three five-year extension options. This transaction was accounted for as a business combination.

2017 Mortgage Note Receivable Funding

On January 30, 2017, the Company invested $12.5 million in an acute care surgical hospital in Houston, Texas in a newly originated interest-only loan at an interest rate of 9.6% and secured by a first mortgage on Advanced Diagnostics Hospital East, a licensed general acute care hospital that consists of 23,300 square feet with four operating rooms, two special procedure rooms, four inpatient rooms and four full-size extended recovery rooms.

Texas SNF Portfolio Contingent Consideration and Additional Rent

The aggregate gross purchase price for the Texas SNF Portfolio includes $12.0 million of refundable contingent consideration, $3.0 million of which will become fully earned and non-forfeitable on January 1 of each year through 2019, subject to the tenants’ compliance with certain financial covenants under the master lease agreement and other provisions in the purchase and sale agreement on such dates.  If any of the refundable contingent consideration has not been earned by January 1, 2019, the tenants will have until January 1, 2020 to achieve compliance with all of the applicable financial covenants and earn such remaining refundable contingent consideration.  If the tenants have not achieved such compliance by January 1, 2020, the seller must repay to the Company any refundable contingent consideration that has not been earned, together with interest, at a rate of 3.0% per annum, from the closing date of the acquisition to January 1, 2020. The annual rent will not decrease in the event that GruenePointe is required to repay any portion of the refundable contingent consideration. As of February 27, 2017, none of the $12.0 million of refundable contingent consideration had been earned.

In addition to the base rent, commencing in the second year of the lease, the master lease provides for additional rent equal to 20% of the amount by which the aggregate gross patient care revenues (i.e., gross revenues less supplemental management fees) of four of the facilities – located in the cities of Brownwood, Graham, San Antonio, and Kerens, Texas with an aggregate 412 licensed beds – exceed the aggregate gross patient care revenues of such facilities in the first year of the master lease, until the aggregate rent under the master lease for these four facilities equals 10.0% of the portion of the $145.0 million gross purchase price allocated to these facilities, subject to increases pursuant to the annual rent escalator. As of the date the consolidated financial statements were available to be issued, no additional rent had been earned.

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

Minimum cash rental payments due to the Company in future periods under operating leases for the Company’s properties that have non-cancelable terms as of December 31, 2016 are as follows (dollars in thousands):

For the year ending December 31:
2017	$50,577
2018	49,741
2019	50,241
2020	50,972
2021	51,773
Thereafter	509,139
Total	$762,443

Concentrations of Credit Risks

The following table contains information regarding tenant concentration in the Company’s portfolio, based on the percentage of revenues (rental income and interest on mortgage notes receivable for the years ended December 31, 2016 and 2015, and the period from April 23, 2014 (inception) to December 31, 2014, related to tenants, or affiliated tenants, that exceed 10% of revenues.

	% of Revenue for the year ended December 31,
	2016	2015	2014
GruenePointe Holdings	28.9%	13.0%	-
Life Generations Healthcare	17.5%	13.1%	-
Fundamental Healthcare	16.7%	16.4%	28.4%
Vibra Healthcare	15.5%	18.2%	60.4%
LRMC (2)	(1)	34.2%	-
(1)	Total revenue is less than 10%.
(2)

LRMC was the prior tenant at Lakeway Hospital, in which the Company owns a 51% interest through the Lakeway Partnership. The lease with LRMC was terminated on September 1, 2016. See “Lakeway Hospital Operator Change” above for further discussion.

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of December 31, 2016 and 2015, which includes percentage of rental income for the years ended December 31, 2016 and 2015 (dollars in thousands).

	Number of properties at December 31,		Gross Investment at December 31,		% of Total Real Estate Property investments at December 31,		% of Rental Income
State	2016	2015	2016	2015	2016	2015	For the year ended December 31, 2016	For the year ended December 31, 2015
Texas	14	14	$270,725	$270,723	54.7%	53.6%	57.6%	59.3%
California	7	7	154,727	164,708	31.3%	32.6%	28.7%	26.5%
Nevada	2	2	49,422	49,422	10.0%	9.8%	9.7%	9.5%
South Carolina	1	1	20,000	20,000	4.0%	4.0%	4.0%	4.7%
	24	24	$494,874	$504,853	100.0%	100.0%	100.0%	100.0%

Note 4 - Real Estate Intangibles

The following is a summary of the carrying amount of real estate intangible assets (dollars in thousands):

	December 31, 2016			December 31, 2015
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Life (Years) as of December 31, 2016
Above-market lease intangible	$7,636	$(637)	$6,999	$-	$-	$-	13.8
In-place leases	2,406	(932)	1,474	2,096	(512)	1,584	9.4
Leasing commissions	1,294	(397)	897	1,294	(228)	1,066	10.1
Legal/marketing fees	51	(20)	31	51	(11)	40	9.1
Total	$11,387	$(1,986)	$9,401	$3,441	$(751)	$2,690	12.7

The Company recorded amortization expense related to real estate intangible assets of approximately $1.2 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively.

The following table represents expected amortization of existing real estate intangible assets at December 31, 2016 (dollars in thousands):

For the year ending December 31:
2017	$1,078
2018	707
2019	687
2020	687
2021	686
Thereafter	5,556
Total	$9,401

Note 5 – Debt

On July 30, 2015, the Company entered into a first amended and restated $375 million secured revolving credit facility which replaced the Company’s prior $200 million facility. Amounts outstanding under the this facility bore interest at LIBOR plus a margin between 2.75% and 3.75% or a base rate plus a margin between 2.00% and 2.50%, in each case depending on the Company’s leverage. The Company incurred fees associated with the first amended and restated credit facility of approximately $2.2 million. The Company expensed in the third quarter of 2015 approximately $0.1 million of unamortized deferred costs related to the prior credit facility.

On May 17, 2016, the Company further amended its credit facility to reduce total commitments from $375 million to $300 million and extend the maturity date to November 2017. The Company paid approximately $1.4 million in fees in connection with this amendment. Prior to completion of the IPO, amounts outstanding under the first amended and restated credit agreement bore interest at LIBOR plus a margin between 2.75% and 3.75% or a base rate plus a margin between 1.75% and 2.75%, in each case depending on the Company’s leverage. Effective November 1, 2016, due to the completion of the IPO, amounts outstanding under the first amended and restated credit agreement bore interest at LIBOR plus a margin between 2.00% and 2.50% or a base rate plus a margin between 1.00% and 1.50%, in each case depending on the Company’s leverage.

The total amounts of deferred financing costs included in other assets on the consolidated balance sheets at December 31, 2016 and 2015 were $2.5 million, gross ($1.5 million, net) and $3.7 million gross ($2.5 million, net), respectively. The Company recognized amortization expense of deferred financing costs, included in interest expense on the consolidated statements of operations, of $2.5 million and $2.1 million for the years ended December 31, 2016 and 2015, respectively, and $0.2 million for the period ended December 31, 2014. The amortization expense for the year ended December 31, 2016 includes approximately $0.3 million of unamortized deferred financing costs associated with the amendment that was expensed in May 2016.

At December 31, 2016 and 2015, the weighted average interest rate under the first amended and restated credit agreement was 2.7% and 3.5%, respectively. The first amended and restated credit agreement included an unused fee of 0.25% for usage greater than 50.0% and 0.35% for usage of 50.0% or less.

The amount available for the Company to borrow under the first amended and restated credit agreement was limited according to a borrowing base valuation of certain real estate investments owned by subsidiaries of the Operating Partnership that secure this facility.  At December 31, 2016 and 2015, the Company had $144.0 million and $247.4 million outstanding under the first amended and restated credit agreement, respectively.

Second Amended and Restated Credit Agreement

On February 10, 2017, the Company entered into a second amended and restated $425 million secured credit facility which replaced the Company’s prior $300 million secured revolving credit facility. The second amended and restated credit agreement provides for a $300 million revolving credit facility that matures in February 2021 and a $125 million term loan that matures in February 2022. Amounts outstanding under the amended credit facility bear interest at LIBOR plus a margin between 1.75% and 3.00% or a base rate plus a margin between 0.75% and 2.00%, in each case depending on the Company’s leverage. The second amended and restated credit agreement includes an accordion feature that allows the total borrowing capacity, including the term loan component, to be increased to up to $700 million, subject to certain conditions, including obtaining additional commitments from lenders. The amount available to borrow under the amended credit facility is limited according to a borrowing base valuation of assets owned by subsidiaries of our operating partnership. The amended credit facility is secured by a pledge of our operating partnership’s equity interests in its subsidiaries that own borrowing base assets, which is substantially all of our assets. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee. The second amended and restated credit agreement will convert to an unsecured credit facility when certain conditions are met, including the Company having $1.0 billion in assets, a minimum borrowing base of $500 million, leverage not exceeding 50%, and continued compliance with the covenants under the credit agreement.

The Company incurred fees associated with the second amended and restated credit facility of approximately $2.7 million, of which $1.9 million is associated with the revolving credit facility. These costs, along with the net deferred costs related to the first amended and restated credit agreement will be amortized to interest expense through February 2021, the maturity date of the amended revolving credit facility. Deferred costs of approximately $0.8 million associated with the term loan component will be netted against the balance outstanding on the term loan on the Company’s consolidated balance sheet and will be amortized to interest expense through February 2022, the maturity date of the term loan.

The maximum available capacity under the amended credit facility increased to $257.6 million from $221.3 million at December 31, 2016 under the prior credit facility. At February 27, 2017, the Company had $156.5 million in borrowings outstanding under the second amended and restated credit agreement. Of this total, $31.5 million was outstanding on the revolving credit facility with an interest rate of 2.52%.

Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, on February 10, 2017, the Company entered into interest rate swap agreements, effective April 10, 2017, on the full $125 million on the term loan to fix the variable LIBOR interest rate at 1.84%, plus the LIBOR spread under the amended credit agreement, which was 1.75% at February 27, 2016.

Covenants

Each of the first amended and restated credit agreement and the second amended and restated credit agreement contain customary financial and operating covenants, including covenants relating to the Company’s total leverage ratio, fixed charge coverage ratio, tangible net worth, maximum distribution/payout ratio and restrictions on recourse debt, secured debt and certain investments. Each of the amended and restated credit agreements also contain customary events of default, in certain cases subject to customary to cure, including among others, nonpayment of principal or interest, material breach of representations and warranties, and failure to comply with covenants. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the credit agreement.

Note 6 - Other Assets

Items included in Other Assets on the Company’s consolidated balance sheets as of December 31, 2016 and December 31, 2015 are detailed in the table below (dollars in thousands):

	December 31, 2016	December 31, 2015
Surety bond deposit	$9,412	$—
Tenant allowances and lease incentives, net	8,624	6,913
Straight-line rent receivable	6,470	9,917
Prepaid assets and deposits	3,174	1,009
Deferred financing costs, net	1,465	2,521
Pre-acquisition costs	883	939
Interest and accounts receivable	561	1,729
Note receivable	450	500
Restricted cash	262	146
Corporate property, net	206	270
Capitalized pre-offering costs	-	3,659
	$31,507	$27,603

As discussed in Note 8, LRMC deposited approximately $9.4 million with the Company as collateral for the surety bond that is included in other assets on the consolidated balance sheet at December 31, 2016. The Company also recorded a corresponding liability related to this deposit included in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2016.

Tenant allowances and lease incentives are amortized against revenue on a straight-line basis over the lease term.

Note 7 - Incentive Plan

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into OP units. As of December 31, 2016, the Plan had 1,356,723 shares authorized for issuance with 295,707 shares available for future issuance, subject to certain adjustments set forth in the Plan.

Restricted Stock

Awards of restricted stock are awards of the Company’s common stock that are subject to restrictions on transferability and other restrictions as established by the Company’s compensation committee on the date of grant that are generally subject to forfeiture if employment terminates prior to vesting. Upon vesting, all restrictions would lapse. Except to the extent restricted under the award agreement, a participant awarded restricted stock will have all of the rights of a stockholder as to those shares, including, without limitation, the right to vote and the right to receive dividends on the shares.  The awards generally cliff vest over three years or vest ratably over three years from the date of grant.  The value of the awards is determined based on the market value of the Company’s common stock on the date of grant.  The Company expenses the cost of restricted stock ratably over the vesting period.

Restricted Stock Units

The Company’s restricted stock unit (“RSU”) awards represent the right to receive unrestricted shares of common stock based on the achievement of Company performance objectives as determined by the Company’s compensation committee.  Grants of RSUs prior to 2016 generally entitle recipients to shares of common stock equal to 0% up to 100% of the number of units granted at the vesting date, based on two independent criteria measured over a three-year period – (i) the Company’s absolute total stockholder return (“TSR”) and (ii) Company’s TSR relative to the MSCI US REIT Index (symbol: RMS).  Grants of RSUs in 2016, granted on December 30, 2016, generally entitle recipients to shares of common stock equal to 0% up to 150% of the number of units granted at the vesting date, based on four independent criteria measured over a three-year period – (i) the Company’s growth in gross real estate investments, (ii) the Company’s growth in Adjusted Funds From Operations (“AFFO”) per share, (iii) the Company’s absolute TSR and (iv) the Company’s TSR relative to the FTSE NAREIT Equity Healthcare REIT Index.

RSUs are not eligible to vote or subject to receive dividend equivalent prior to vesting.  Dividend equivalents are credited to the recipient and are paid only to the extent the applicable criteria are met, and the RSUs vest and the related common stock is issued.

The grant date fair value of RSUs subject to vesting based on the Company’s absolute TSR and TSR relative to a REIT index is estimated using a Monte Carlo simulation that utilizes inputs such as expected future volatility of the Company’s common stock, volatilities of certain peer companies included in the applicable indexes upon which the relative TSR performance is measured, estimated risk-free interest rate and the expected service periods of three years.  The grant date fair value of RSUs subject to vesting based on the Company’s growth in gross real estate investments and the Company’s growth in AFFO per share is determined based on the market value of the Company’s common stock on the date of grant.  The Company assesses the probability of achievement of the growth in gross real estate investments and growth in AFFO per share and records expense for the awards based on the probable achievement of these metrics. The Company recognizes the cost of restricted stock units ratably over the vesting period. The following table summarizes the stock-based award activity for the years ended December 31, 2016 and 2015 and the period ended December 31, 2014:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of April 23, 2014 (inception)	-	$-	-	$-
Granted	129,555	15.00	158,927	6.53
Vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2014	129,555	$15.00	158,927	$6.53
Granted	158,396	15.86	200,098	9.00
Vested	(7,871)	15.00	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2015	280,080	$15.49	359,025	$7.91
Granted	88,915	11.83	216,750	9.50
Vested	(16,202)	15.16	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2016	352,793	$14.57	575,775	$8.51

All of the shares that vested during the years ended December 31, 2016 and 2015 related to grants of restricted shares to non-employee directors. RSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

The table below summarizes compensation expense related to share-based payments, included in general and administrative expenses, for the years ended December 31, 2016 and 2015 and the period ended December 31, 2014 (in thousands):

	2016	2015	2014
Restricted stock	$1,606	$1,192	$299
Restricted stock units	950	603	144
Stock-based compensation	$2,556	$1,795	$443

The remaining unrecognized cost from stock-based awards at December 31, 2016 was approximately $5.6 million and will be recognized over a weighted-average period of 2.1 years.

2017 Grant

On January 1, 2017, the Company granted 33,780 restricted shares of common stock to its non-employee directors as part of the annual director compensation, which will vest ratably on each of the first three anniversaries of the date of grant, subject to the director’s continued service on the Company’s board of directors through such dates. The total value of these awards is calculated to be $0.4 million.

Note 8 - Commitments and Contingencies

Commitments

As of December 31, 2016, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease, which expires in 2020, and a ground lease related to the medical office building in the Company’s portfolio, which expires in 2081. Annual base rent on the corporate office lease increases approximately 3.0% annually. The Company’s ground lease rent increases 2.0% annually and is included in property-related expense. Rent expense relating to the operating leases for the years ended December 31, 2016 and 2015 and the period ended December 31, 2014 was approximately $0.5 million, $0.5 million, and $0.1 million, respectively.

The Company’s future minimum lease payments for its operating leases as of December 31, 2016 were as follows (dollars in thousands):

For the year ending:
2017	$334
2018	342
2019	351
2020	203
2021	176
Thereafter	19,979
Total	$21,385

Surety Bond

On February 2, 2016, the Company agreed to provide a surety bond of $9.4 million for a litigation judgment against LRMC, which stands behind LRMC in the event it is unable to fund the entire amount of the judgment. On September 1, 2016, LRMC deposited with the Company $9.4 million of the net proceeds from the sale of their operations to BSW Health as collateral to secure the surety bond, which is included in both other assets and accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2016. The Company recognized a surety bond fee of approximately $0.2 million in interest and other income on the consolidated statement of operations for the year ended December 31, 2016.

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

Dividends on the Series B Preferred Stock were paid monthly at an annual rate of 7.875% of the $1,000 liquidation preference plus any accumulated and unpaid dividends. On October 4, 2016, upon completion of the IPO, the Company redeemed the Series B Preferred Stock for $131.3 million, based on the $1,000 liquidation preference and a special redemption dividend equal to 5% of the liquidation preference, plus accrued and unpaid dividends of $0.9 million from September 1, 2016 through the redemption date.

Common Stock Dividends

During 2016 and 2015, the Company declared common stock dividends aggregating $0.63 and $0.85 per share, respectively. The following table depicts common stock dividends related to 2015 and 2016.

Quarter	Quarterly Dividend	Date of Declaration	Date of Record	Date Paid
1st Quarter 2015	$0.17	March 25, 2015	April 2, 2015	April 14, 2015
2nd Quarter 2015	$0.17	August 13, 2015	August 27, 2015	September 9, 2015
3rd Quarter 2015	$0.21	September 18, 2015	September 30, 2015	October 13, 2015
4th Quarter 2015 (1)	$0.30	December 9, 2015	December 31, 2015	January 14, 2016
1st Quarter 2016	$0.21	April 28, 2016	May 10, 2016	May 19, 2016
2nd Quarter 2016	$0.21	August 3, 2016	August 17, 2016	August 30, 2016
3rd Quarter 2016	$0.21	September 15, 2016	September 23, 2016	October 4, 2016
(1)	Comprised of a regular dividend of $0.21 per share and an additional special dividend of $0.09 per share.

The dividend paid in January 2016 was included in accounts payable and accrued liabilities on the consolidated balance sheets at December 31, 2015.

On January 3, 2017, the Company’s board of directors declared a cash dividend of $0.21 per share for the period from October 1, 2016 to December 31, 2016. The dividend was paid on January 31, 2017 to stockholders of record on January 17, 2017.

Noncontrolling Interest

The Company owns Lakeway Hospital through a consolidated partnership, which, based on a total equity cash contribution of $2.0 million, is owned 51% by the Company and 49% by an entity that is owned indirectly by a physicians group and a non-physician investor. The partnership was formed on March 20, 2015. The Company’s equity contribution to the Lakeway Partnership was $1.0 million, and the Company’s transfer of the original $50.0 million note and $23.0 million of cash to the Lakeway Partnership is structured as an intercompany $73.0 million loan (the “Lakeway Intercompany Mortgage Loan”) to the Lakeway Partnership that is secured by a first mortgage lien on Lakeway Hospital. The Lakeway Intercompany Mortgage Loan has a ten-year term and requires payments of principal and interest at a rate of 8.0% per annum based on a 25-year amortization schedule. The interest rate on the Lakeway Intercompany Mortgage Loan will reset after five years based upon then-current market rates. At December 31, 2016 and 2015, the Lakeway Intercompany Mortgage Loan had an outstanding principal balance of $71.8 million and $72.7 million, respectively.

Distributions to the noncontrolling interest holder in the Lakeway Partnership subsequent to December 31, 2016 were approximately $0.5 million.

Note 10 – Distributions (unaudited)

The Company must distribute at least 90% of our taxable income in order to continue to maintain our qualification as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

For federal income tax purposes, distributions to stockholders are treated as ordinary income, return of capital or a combination thereof. The federal income tax classification of the per share common stock distributions are as follows:

	Year Ended December 31,
	2016	2015	2014
Ordinary taxable distributions	$0.22	$0.68	$0.08
Return of capital	0.70	-	-
Total	$0.92	$0.68	$0.08

Pursuant to Internal Revenue Code Section 857(b)(9), dividend distributions made to stockholders on January 14, 2016 with a record date of December 31, 2015 are deemed to have been received by stockholders of record on December 31, 2015. Based on earnings and profits for the taxable year 2015, the Company’s aggregate cash distributions exceeded its earnings and profits for the taxable year 2015. Therefore, a portion of the January 14, 2016 cash distribution was treated as a 2016 distribution for federal income tax purposes and were included as taxable income to the recipient in 2016.

Note 11 - Earnings per Share

The Company applies the two-class method for determining earnings per common share as its outstanding restricted common stock with non-forfeitable dividend rights are considered participating securities. The following table sets forth the computation of earnings per common share for the years ended December 31, 2016 and 2015 and the period from July 31, 2014 (when the Company commenced operations, rather than the Company’s date of incorporation) to December 31, 2014 (amounts in thousands, except per share amounts):

Numerator:	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from July 31, 2014 to December 31, 2014
Net income	$11,316	$16,730	$23
Less: Net income attributable to noncontrolling interest	(266)	(4,029)	—
Less: Dividends on preferred shares	(13,760)	(7,835)	—
Net income (loss) attributable to common stockholders	(2,710)	4,866	23
Less: Allocation to participating securities	(182)	(216)	(26)
Net income (loss) available to common stockholders	$(2,892)	$4,650	$(3)

Denominator
Weighted-average common shares- basic and diluted	15,838	10,948	10,918

Earnings (loss) per common share- basic and diluted	$(0.18)	$0.42	$(0.00)

The effects of restricted shares of common stock and restricted stock units outstanding were excluded from the calculation of diluted income per share for all periods presented because their effects were not dilutive.

Note 12 - Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of December 31, 2016 and December 31, 2015 due to their short-term nature (Level 1). The fair value of the Company’s mortgage and other notes receivable as of December 31, 2016 and December 31, 2015 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

At December 31, 2016 and December 31, 2015, the Company’s indebtedness was comprised of borrowings under the credit facility that bear interest at LIBOR plus a margin. The fair value of borrowings on the credit facility is considered to be equivalent to their carrying value.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible. As of December 31, 2016 and 2015, the fair value of the Company’s $10.0 million mortgage note receivable was estimated to be approximately $10.0 million and $10.1 million, respectively.

Note 13- Selected Interim Financial Data (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015 and for the period from April 23, 2014 (inception) to December 31, 2014 (amounts in thousands, except per share data):

	Quarter ended
	March 31	June 30	September 30	December 31
2016
Revenues	$14,848	$6,593	$13,845	$14,010
Interest expense	(3,125)	(3,226)	(2,792)	(1,740)

Net income (loss)	4,851	(3,645)	4,734	5,376
Preferred stock dividends	(2,465)	(2,465)	(2,464)	(6,366)
Net (income) loss attributable to noncontrolling interest	(1,355)	2,841	(821)	(931)
Net income (loss) attributable to common stockholders	$1,031	$(3,269)	$1,449	$(1,921)

Net income (loss) attributable to common stockholders per share:
Basic and diluted	$0.09	$(0.30)	$0.12	$(0.06)

	Quarter ended
	March 31	June 30	September 30	December 31
2015
Revenues	$4,939	$10,924	$13,238	$15,337
Interest expense	(790)	(1,026)	(2,341)	(3,006)

Net income	737	5,401	5,228	5,364
Preferred stock dividends	(440)	(2,465)	(2,465)	(2,465)
Net (income) loss attributable to noncontrolling interest	15	(1,332)	(1,339)	(1,373)
Net income attributable to common stockholders	$312	$1,604	$1,424	$1,526

Net income attributable to common stockholders per share:
Basic and diluted	$0.03	$0.14	$0.12	$0.13

	For the period from April 23, 2014 to September 30, 2014	For the three months ended December 31, 2014
2014
Revenues	$1,975	$3,472
Interest expense	-	(317)
Net income attributable to common stockholders	$(457)	$480

Net income attributable to common stockholders per share:
Basic and diluted	$(0.04)	$0.04

The sum of the basic and diluted earnings per common share for the four quarters in the periods presented may differ from the annual earnings per common share calculation due to the required method of computing the weighted average number of common shares in the respective periods.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Schedule III

Real Estate and Accumulated Depreciation

(dollars in thousands)

					Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Property/ Portfolio Name	Location	Number of Properties	Type of Property (3)	Encumbrances	Land	Building and improvements and intangible lease assets	Furniture, fixtures, and equipment	Cost Capitalized Subsequent to Acquisition	Land	Building and improvements and intangible lease assets	Furniture, fixtures, and equipment	Total (1)	Accumulated Depreciation (1) (2)	Date of Construction	Date Acquired
Texas SNF Portfolio	TX	10	SNF	$-	$4,325	$140,815	$-	$2	$4,325	$140,817	$-	$145,142	$(6,216)	1963-2013	2015
Life Generations Portfolio	CA	6	SNF/ALF	-	18,338	75,592	2,748	19	18,341	75,607	2,749	96,697	(5,626)	1966-1992	2015
Lakeway Hospital	TX	1	ACH	-	5,181	69,875	-	-	5,181	69,875	-	75,056	(2,881)	2012	2015
Kentfield Rehabilitation & Specialty Hospital	CA	1	LTACH	-	6,204	51,826	-	-	6,204	51,826	-	58,030	(3,510)	1962	2014
Mountain's Edge Hospital	NV	1	ACH	-	2,296	27,116	-	-	2,296	27,116	-	29,412	(1,071)	2015	2015
Horizon Specialty Hospital of Henderson	NV	1	LTACH	-	733	19,277	-	-	733	19,277	-	20,010	(1,300)	2012	2014
Magnolia Place of Spartanburg	SC	1	SNF	-	170	19,830	-	-	170	19,830	-	20,000	(1,284)	1989	2014
Vibra Rehabilitation Hospital of Amarillo	TX	1	IRF	-	991	18,181	227	-	991	18,181	227	19,399	(1,183)	1990	2015
Mira Vista Court	TX	1	SNF	-	1,343	14,657	-	-	1,343	14,657	-	16,000	(858)	2013	2015
North Brownsville Medical Plaza	TX	1	MOB	-	-	15,128	-	-	-	15,128	-	15,128	(2,123)	2007	2014
Total				$-	$39,581	$452,297	$2,975	$21	$39,584	$452,314	$2,976	$494,874	$(26,052)

Reference footnotes on the next page.

(1)	The changes in total real estate and accumulated depreciation for the years ended December 31, 2016 and 2015 and the period ended December 31, 2014 are as follows:

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from April 23, 2014 (inception) to December 31, 2014
Cost
Balance at beginning of period	$504,853	$113,168	$-
Acquisitions	-	323,685	113,168
Capitalized costs	21	-	-
Foreclosure of mortgage note	-	50,000	-
Conversion of mortgage note	-	18,000	-
Elimination of earn-out payment	(10,000)	-	-
Balance at end of period	$494,874	$504,853	$113,168

Accumulated Depreciation
Balance at beginning of period	$11,172	$1,268	$-
Depreciation	14,880	9,904	1,268
Balance at end of period	$26,052	$11,172	$1,268

The unaudited aggregate tax value of real estate assets for federal income tax purposes as of December 31, 2016 is estimated to be $475 million.

(2)

The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 2 to 50 years. The cost of intangible lease assets are depreciated on a straight-line basis over the initial term of the related leases, ranging primarily from 2.7 to 15 years.  See note 2 to the consolidated financial statements for information on useful lives used for depreciation and amortization.

(3)

LTACH -- long-term acute care hospital; SNF -- skilled nursing facility; MOB -- medical office building; IRF -- inpatient rehabilitation facility; ACH -- acute care hospital; ALF -- assisted living facility

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Schedule IV

Mortgage Loans Receivable on Real Estate

(dollars in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage relating to 1 property in:
Springfield, Massachusetts -- rehabilitation hospital	9.00%	7/31/2034	(1)	-	$10,000	$10,000	-
					$10,000	$10,000

(1)

Following an initial interest-only five year term, the Springfield, Massachusetts loan will automatically convert to a 15-year amortizing loan requiring payments of principal and interest unless prepaid. The Springfield, Massachusetts loan may be prepaid during the initial five-year term only if Vibra Healthcare, LLC or Vibra Healthcare II, LLC, or one of their respective affiliates, enters into a sale-leaseback transaction with the Company equal to or exceeding $25.0 million in value.

(2)

Carrying amount of mortgages represents the contractual amount due under the mortgage note as of the date of this schedule IV and excludes any other fees or costs associated with the mortgage notes and their origination. The aggregate cost for federal income tax purposes as of December 31, 2016 is estimated to be $10.0 million.

Changes in mortgage loans for the periods ended December 31, 2016, 2015 and 2014 are summarized as follows:

	For the year ended December 31, 2016	For the year ended December 31, 2015		For the period from April 23, 2014 (inception) to December 31, 2014
Balance at beginning of period	$10,000	$78,000		$-
Additions during year:
New mortgage loans	-	-		78,000
	-	-		78,000
Deductions during year:
Collection of principal	-	-		-
Foreclosure of mortgage note	-	(50,000)	(3)	-
Conversion to fee simple ownership	-	(18,000)	(4)	-
	-	(68,000)		-

Balance at end of period	$10,000	$10,000		$78,000

(3)

On February 3, 2015, the Company acquired an acute care hospital in Lakeway, Texas ("Lakeway Hospital"), through a negotiated, non-judicial foreclosure and payment of an additional $25.0 million in cash consideration, for a total investment of $75.0 million. The Company originally acquired a mortgage note receivable for $50.0 million on December 29, 2014, which had an outstanding principal balance of approximately $163.9 million and was secured by a first mortgage lien on Lakeway Hospital. The operator of the facility defaulted on debt service payments under the note in 2013, and the U.S. Department of Housing and Urban Development held an auction in December 2014 through which the Company acquired the mortgage note.

(4)

On October 1, 2015, the Company completed the acquisition of Vibra Rehabilitation of Amarillo for a purchase price of $19.4 million, pursuant to the exercise of its exclusive right to purchase the property contained in the Company's $18.0 million mortgage note receivable. The $18.0 million in principal outstanding on the mortgage note receivable was applied to the purchase price.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than May 1, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements

The Consolidated Financial Statements are included in Item 8 and are filed as part of this report.

(2)    Financial Statement Schedules

The Financial Statement Schedules are included in Item 8 and are filed as part of this report.  All other schedules are omitted because they are not applicable or not present in amounts sufficient to require submission or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

(3)    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 94 to 97 of this report, which are incorporated by reference herein.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedEquities Realty Trust, Inc.

Date: February 27, 2017	By:	/s/ John W. McRoberts
John W. McRoberts Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John W. McRoberts	Chairman, Chief Executive Officer	February 27, 2017
John W. McRoberts	(Principal Executive Officer)

/s/ William C. Harlan	President, Chief Operating Officer and Director	February 27, 2017
William C. Harlan

/s/ Jeffery C. Walraven	Executive Vice President and Chief Financial Officer	February 27, 2017
Jeffery C. Walraven	(Principal Financial Officer)

/s/ David L. Travis	Senior Vice President and Chief Accounting Officer	February 27, 2017
David L. Travis	(Principal Accounting Officer)

/s/ Randall L. Churchey	Director	February 27, 2017
Randall L. Churchey

/s/ John N. Foy	Director	February 27, 2017
John N. Foy

/s/ Steven L. Geringer	Director	February 27, 2017
Steven I. Geringer

/s/ Stephen L. Guillard	Director	February 27, 2017
Stephen L. Guillard

/s/ Elliott Mandelbaum	Director	February 27, 2017
Elliott Mandelbaum

/s/ Stuart C. McWhorter	Director	February 27, 2017
Stuart C. McWhorter

/s/ James B. Pieri	Director	February 27, 2017
James B. Pieri

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-11, filed on August 20, 2015).
3.2

Articles Supplementary, designating MedEquities Realty Trust, Inc.’s 12.5% Series A Redeemable Cumulative Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-11, filed on August 20, 2015).

3.3

Articles Supplementary, designating MedEquities Realty Trust, Inc.’s 7.875% Series B Redeemable Cumulative Preferred Stock (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-11 filed on August 20, 2015).

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-11, filed on August 20, 2015).
10.1

First Amended and Restated Agreement of Limited Partnership of MedEquities Realty Operating Partnership, LP, dated July 31, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-11, filed on August 20, 2015).

10.2

Amendment No. 1, dated January 28, 2015, to the First Amended and Restated Agreement of Limited Partnership of MedEquities Realty Operating Partnership, LP (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-11, filed on August 20, 2015).

10.3

Amendment No. 2, dated March 10, 2015, to the First Amended and Restated Agreement of Limited Partnership of MedEquities Realty Operating Partnership, LP (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-11, filed on August 20, 2015).

10.4†

MedEquities Realty Trust, Inc. Amended and Restated 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-11, filed on August 20, 2015).

10.5†	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-8, filed on October 6, 2016).
10.6†	Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-8, filed on October 6, 2016).
10.7†	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-8, filed on October 6, 2016).
10.8†

Amended and Restated Employment Agreement, dated as of September 15, 2016, by and among MedEquities Realty Trust, Inc., MedEquities Realty Operating Partnership, LP and John W. McRoberts (Incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-11/A, filed on September 19, 2016).

10.9†

Amended and Restated Employment Agreement, dated as of September 15, 2016, by and among MedEquities Realty Trust, Inc., MedEquities Realty Operating Partnership, LP and William C. Harlan (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-11/A, filed on September 19, 2016).

10.10†

Amended and Restated Employment Agreement, dated as of September 15, 2016, by and among MedEquities Realty Trust, Inc., MedEquities Realty Operating Partnership, LP and Jeffery C. Walraven (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-11/A, filed on September 19, 2016).

10.11†

Indemnification Agreement by and between MedEquities Realty Trust, Inc. and each of its directors and officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-11/A, filed on September 19, 2016).

10.12

Purchase and Sale Agreement, dated as of June 1, 2014, by and between Kentfield THCI Holding Company, LLC and MedEquities Realty Trust, Inc. (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-11, filed on August 20, 2015).

10.13

First Amendment, dated as of July 28, 2014, to the Purchase and Sale Agreement, by and between Kentfield THCI Holding Company, LLC and MedEquities Realty Trust, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-11, filed on August 20, 2015).

10.14

Facility Lease Agreement, dated as of July 1, 2014, by and between MRT of Kentfield CA – LTACH, LLC and 1125 Sir Francis Drake Boulevard Operating Company, LLC d/b/a Kentfield Rehabilitation and Specialty Hospital (Incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-11/A, filed on May 5, 2016).

10.15*

First Amendment to Facility Lease Agreement, dated as of October 27, 2016, by and between MRT of Kentfield CA – LTACH, LLC and 1125 Sir Francis Drake Boulevard Operating Company, LLC d/b/a Kentfield Rehabilitation and Specialty Hospital.

10.16

Purchase and Sale Agreement, dated as of February 19, 2015, by and among La Mesa Real Estate, LLC, National City Real Estate II, LLC, National City Real Estate I, LLC, Upland Real Estate, LLC and MRT of La Mesa, CA – SNF, LLC, MRT of National City CA – SNF I, LLC, MRT of National City CA – SNF II, LLC and MRT of Upland CA – SNF/ALF, LLC (Incorporated by reference to Exhibit 10.17 to the registrant’s registration statement on Form S-11/A, filed on May 5, 2016).

10.17

First Amendment, dated March 16, 2015, to the Purchase and Sale Agreement, by and among La Mesa Real Estate, LLC, National City Real Estate II, LLC, National City Real Estate I, LLC, Upland Real Estate, LLC and MRT of La Mesa, CA – SNF, LLC, MRT of National City CA – SNF I, LLC, MRT of National City CA – SNF II, LLC and MRT of Upland CA – SNF/ALF, LLC (Incorporated by reference to Exhibit 10.18 to the registrant’s registration statement on Form S-11/A, filed on May 5, 2016).

10.18

Master Lease, dated as of March 31, 2015, by and among MRT of La Mesa, CA – SNF, LLC, MRT of National City CA – SNF I, LLC, MRT of National City CA – SNF II, LLC and MRT of Upland CA – SNF/ALF, LLC and GHC of La Mesa, LLC, GHC of National City II, LLC, GHC of National City I, LLC, GHC of Upland SNF, LLC and GHC of Upland RCFE, LLC (Incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-11/A, filed on May 5, 2016).

10.19

First Amendment to Master Lease, dated as of October 1, 2015, by and among MRT of La Mesa, CA – SNF, LLC, MRT of National City CA – SNF I, LLC, MRT of National City CA – SNF II, LLC, MRT of Upland CA – SNF/ALF, LLC and MRT of San Diego CA – SNF, LLC and GHC of La Mesa, LLC, GHC of National City II, LLC, GHC of National City I, LLC, GHC of Upland SNF, LLC, GHC of Upland RCFE, LLC and GHC of Kearny Mesa, LLC (Incorporated by reference to Exhibit 10.20 to the registrant’s registration statement on Form S-11/A, filed on May 5, 2016).

10.20

Second Amendment to Master Lease, dated as of June 8, 2016, by and among MRT of La Mesa, CA - SNF, LLC, MRT of National City CA - SNF I, LLC, MRT of National City CA - SNF II, LLC, MRT of Upland CA - SNF/ALF, LLC and MRT of San Diego CA - SNF, LLC and GHC of La Mesa, LLC, GHC of National City II, LLC, GHC of National City I, LLC, GHC of Upland SNF, LLC, GHC of Upland RCFE, LLC and GHC of Kearny Mesa, LLC (Incorporated by reference to Exhibit 10.34 to the registrant’s registration statement on Form S-11/A, filed on November 3, 2016).

10.21

Guaranty of Master Lease, dated as of March 31, 2015 by Life Generations Healthcare LLC in favor of MRT of La Mesa, CA – SNF, LLC, MRT of National City CA – SNF I, LLC, MRT of National City CA – SNF II, LLC and MRT of Upland CA – SNF/ALF, LLC (Incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-11/A, filed on May 5, 2016).

10.22

Master Lease Agreement, dated as of February 3, 2015, by and between Lakeway Realty, L.L.C. and Lakeway Regional Medical Center, LLC (Incorporated by reference to Exhibit 10.22 to the registrant’s registration statement on Form S-11/A, filed on May 5, 2016).

10.23

First Amendment to Master Lease Agreement, dated as of March 17, 2016, by and between Lakeway Realty, L.L.C. and Lakeway Regional Medical Center, LLC (Incorporated by reference to Exhibit 10.23 to the registrant’s registration statement on Form S-11/A, filed on May 5, 2016).

10.24

Master Lease Agreement, dated as of, 2016, by and between Lakeway Realty, L.L.C., Scott & White Hospital Round Rock and Baylor University Medical Center (Incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-11/A, filed on September 19, 2016).

10.25

Guaranty Agreement, dated as of March 20, 2015 by LRMC Hospital Management Company, LLC in favor of Lakeway Realty, L.L.C. (Incorporated by reference to Exhibit 10.24 to the registrant’s registration statement on Form S-11/A, filed on May 5, 2016).

10.26

Amended and Restated Operating Agreement of Lakeway Realty, L.L.C., dated as of March 20, 2015 (Incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-11/A, filed on May 5, 2016).

10.27

First Amended and Restated Credit Agreement, dated as of July 30, 2015, by and among MedEquities Realty Operating Partnership, LP, as borrower, KeyBank National Association, as lender and administrative agent, and the other lenders and agents party thereto (Incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-11/A, filed on May 27, 2016).

10.28

First Amendment to Credit Agreement and Other Loan Documents, dated as of May 17, 2016, by and among MedEquities Realty Operating Partnership, LP, as borrower, the guarantors party thereto, KeyBank National Association, as lender and administrative agent, and the other lenders and agents party thereto (Incorporated by reference to Exhibit 10.33 to the registrant’s registration statement on Form S-11/A, filed on May 27, 2016).

10.29

Second Amendment to Credit Agreement, dated as of September 9, 2016, by and among MedEquities Realty Operating Partnership, LP, as borrower, the guarantor parties thereto, KeyBank National Association, as lender and administrative agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.35 to the registrant’s registration statement on Form S-11/A, filed on September 19, 2016).

10.30

BlueMountain Rights Agreement, dated as of July 25, 2014, by and between MedEquities Realty Trust, Inc. and BlueMountain Capital Management, LLC (Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-11, filed on August 20, 2015).

10.31

Purchase and Sale Agreement, dated as of July 29, 2015, by and among GruenePointe Acquisition I, LLC, MRT of San Antonio TX – SNF I, LLC, MRT of San Antonio TX – SNF II, LLC, MRT of Graham TX – SNF, LLC, MRT of Kemp TX – SNF, LLC, MRT of Kerens TX – SNF, LLC, MRT of Brownwood TX – SNF, LLC, MRT of El Paso TX – SNF, LLC, MRT of Kaufman TX – SNF, LLC, MRT of Longview TX – SNF, LLC and MRT of Mt. Pleasant TX – SNF, LLC (Incorporated by reference to Exhibit 10.30 to the registrant’s registration statement on Form S-11/A,  filed on May 5, 2016).

10.32

Master Lease, dated July 29, 2015, by and between MRT of San Antonio TX – SNF I, LLC, MRT of San Antonio TX – SNF II, LLC, MRT of Graham TX – SNF, LLC, MRT of Kemp TX – SNF, LLC, MRT of Kerens TX – SNF, LLC, MRT of Brownwood TX – SNF, LLC, MRT of El Paso TX – SNF, LLC, MRT of Kaufman TX – SNF, LLC, MRT of Longview TX – SNF, LLC, MRT of Mt. Pleasant TX – SNF, LLC and GruenePoint 1 Graham, LLC, GruenePointe 1 El Paso, LLC, GruenePointe 1 Kerens, LLC, GruenePointe 1 Casa Rio, LLC, GruenePointe 1 River City, LLC, GruenePointe 1 Brownwood, LLC, GruenePointe 1 Longview, LLC, GruenePointe 1 Kemp, LLC, GruenePointe 1 Mt. Pleasant, LLC and GruenePointe 1 Kaufman, LLC (Incorporated by reference to Exhibit 10.31 to the registrant’s registration statement on Form S-11/A, filed on May 5, 2016).

10.33

First Amendment to Master Lease, dated as of January 13, 2016, by and among MRT of San Antonio TX - SNF I, LLC, MRT of San Antonio TX - SNF II, LLC, MRT of Graham TX - SNF, LLC, MRT of Kemp TX - SNF, LLC, MRT of Kerens TX - SNF, LLC, MRT of Brownwood TX - SNF, LLC, MRT of El Paso TX - SNF, LLC, MRT of Kaufman TX - SNF, LLC, MRT of Longview TX - SNF, LLC, and MRT of Mt. Pleasant TX - SNF, LLC, and GruenePointe 1 Graham, LLC, GruenePointe 1 El Paso, LLC, GruenePointe 1 Kerens, LLC, GruenePointe 1 Casa Rio, LLC, GruenePointe 1 River City, LLC, GruenePointe 1 Brownwood, LLC, GruenePointe 1 Longview, LLC, GruenePointe 1 Kemp, LLC, GruenePointe 1 Mt. Pleasant, LLC, and GruenePointe 1 Kaufman, LLC (Incorporated by reference to Exhibit 10.32 to the registrant’s registration statement on Form S-11/A, filed on May 5, 2016).

10.34

Registration Rights Agreement, dated as of July 31, 2014, by and among MedEquities Realty Trust, Inc. and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-11, filed on August 20, 2015).

10.35

Second Amended and Restated Credit Agreement, dated as of February 10, 2017, by and among the Operating Partnership and KeyBank National Association, as administrative agent and a lender, and the other agents and lenders part thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed on February 13, 2017).

10.36

Second Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of February 10, 2017, by and among the Company and its subsidiaries party thereto, in favor of KeyBank National Association and the other lenders under the Amended Credit Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed on February 13, 2017).

21.1*	List of subsidiaries.
23.1*	Consent of KPMG.
23.2**	Consent of McNair, McLemore, Middlebrooks & Co., LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Financial Statements of GruenePointe Holdings, LLC
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

**To be filed by amendment

†Management contract or compensatory plan or arrangement.