Form 10-K/A
period 2016-12-31
MedEquities Realty Trust, Inc.
filed 2017-04-11
CIK 1616314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of MedEquities Realty Trust, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2017 (the “2016 Form 10-K”). This Amendment is being filed solely to include the audited financial statements of GruenePointe Holdings, LLC (“GruenePointe”) as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015 and the period from April 21, 2014 (inception) to December 31, 2014 as Exhibit 99.1 hereto and the consents from their independent auditors as Exhibits 23.2 and 23.3 hereto.  GruenePointe is the guarantor of the triple-net master lease for the Company’s Texas SNF Portfolio, which accounted for more than 20% of the Company’s total assets as of December 31, 2016; therefore, GruenePointe’s audited financial statements are being filed herewith in accordance with Section 2340 of the SEC’s Division of Corporation Finance Financial Reporting Manual.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as exhibits hereto.

Item 15 of Part IV is the only portion of the 2016 Form 10-K being amended by this Amendment. Except as described above, this Amendment does not amend, update or change the financial statements or any other items or disclosures contained in the 2016 Form 10-K and does not otherwise reflect events occurring after the original filing date of the 2016 Form 10-K. Accordingly, this Amendment should be read in conjunction with the 2016 Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the 2016 Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

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

(3) Exhibits
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index of this report, which are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedEquities Realty Trust, Inc.

Date: April 10, 2017	By:	/s/ John W. McRoberts
John W. McRoberts Chairman and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-11, filed on August 20, 2015).
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

10.15**

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

21.1**	List of subsidiaries.
23.1**	Consent of KPMG.
23.2*	Consent of McNair, McLemore, Middlebrooks & Co., LLC.
23.3*	Consent of Whitley Penn LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial Statements of GruenePointe Holdings, LLC.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

_________________

*Filed herewith

**Previously filed as an exhibit to the original Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 27, 2017.

†Indicates management contract or compensatory plan.