Form 10-Q
period 2017-03-31
MedEquities Realty Trust, Inc.
filed 2017-05-08
CIK 1616314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2017 the registrant had 31,774,499 shares of common stock outstanding.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Real estate properties
Land	$39,584	$39,584
Building and improvements	441,100	440,927
Intangible lease assets	11,387	11,387
Furniture, fixtures, and equipment	2,976	2,976
Less accumulated depreciation and amortization	(29,777)	(26,052)
Total real estate properties, net	465,270	468,822

Mortgage notes receivable, net	22,417	9,915
Cash and cash equivalents	7,806	9,509
Other assets, net	33,202	31,507
Total Assets	$528,695	$519,753

Liabilities and Equity
Liabilities
Debt, net	$155,699	$144,000
Accounts payable and accrued liabilities	14,414	15,244
Deferred revenue	1,365	2,251
Total liabilities	171,478	161,495

Commitments and contingencies
Equity
Common stock, $0.01 par value. Authorized 400,000 shares; 31,775 and 31,757 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	314	314
Additional paid in capital	373,518	372,615
Dividends declared	(47,719)	(40,951)
Retained earnings	28,305	23,774
Accumulated other comprehensive income	370	-
Total MedEquities Realty Trust, Inc. stockholders' equity	354,788	355,752
Noncontrolling interest	2,429	2,506
Total equity	357,217	358,258
Total Liabilities and Equity	$528,695	$519,753

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental income	$13,839	$14,604
Interest on mortgage notes receivable	433	229
Interest on notes receivable	10	15
Total revenues	14,282	14,848
Expenses
Depreciation and amortization	3,618	3,659
Property related	352	321
Acquisition related	66	17
Franchise, excise and other taxes	86	105
General and administrative	3,171	2,771
Total operating expenses	7,293	6,873
Operating income	6,989	7,975

Other income (expense)
Interest and other income	1	1
Interest expense	(1,515)	(3,125)
	(1,514)	(3,124)

Net income	$5,475	$4,851
Less: Preferred stock dividends	-	(2,465)
Less: Net income attributable to noncontrolling interest	(944)	(1,355)
Net income attributable to common stockholders	$4,531	$1,031

Net income attributable to common stockholders per share
Basic and diluted	$0.14	$0.09

Weighted average shares outstanding
Basic	31,415	10,959
Diluted	31,415	11,054

Dividends declared per common share	$0.21	$-

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$5,475	$4,851
Other comprehensive income:
Increase in fair value of cash flow hedge	370	-
Total other comprehensive income	370	-
Comprehensive income	5,845	4,851
Less: comprehensive income attributable to noncontrolling interest	(944)	(1,355)
Comprehensive income attributable to common stockholders	$4,901	$3,496

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Dividends	Accumulated other comprehensive	Non- controlling
	Shares	Par Value	Capital	Earnings	Declared	income	Interest	Total Equity
Balance at December 31, 2016	31,757	$314	$372,615	$23,774	$(40,951)	$-	$2,506	$358,258
Grants of restricted stock	34	-	-	-	-	-	-	-
Issuance of common stock, net of costs	-	-	(3)	-	-	-	-	(3)
Repurchase and cancellation of restricted stock	(5)	-	(50)	-	-	-	-	(50)
Retirement of common stock	(11)	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	370	-	370
Distributions to noncontrolling interest	-	-	-	-	-	-	(1,021)	(1,021)
Stock-based compensation	-	-	956	-	-	-	-	956
Net income	-	-	-	4,531	-	-	944	5,475
Dividends to common stockholders	-	-	-	-	(6,768)	-	-	(6,768)
Balance at March 31, 2017	31,775	$314	$373,518	$28,305	$(47,719)	$370	$2,429	$357,217

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$5,475	$4,851
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,217	4,650
Stock-based compensation	956	647
Straight-line rent receivable	(1,243)	(514)
Straight-line rent liability	40	42
Write-off of pre-offering costs	-	89
Changes in operating assets and liabilities
Other assets	1,523	(1,880)
Accounts payable and accrued liabilities	(1,102)	(1,134)
Deferred revenues	(878)	(2,346)
Net cash provided by operating activities	8,988	4,405
Investing activities
Acquisitions of real estate	-	(60)
Capital expenditures for real estate	(173)	-
Funding of mortgage note and note receivable	(12,500)	(1,662)
Repayments of notes receivable	50	1,662
Capitalized pre-acquisition costs, net	(109)	(230)
Capital expenditures for corporate property	(4)	-
Net cash used in investing activities	(12,736)	(290)
Financing activities
Proceeds from borrowings on term loan	125,000	-
Net repayments on secured revolving credit facility	(112,500)	-
Dividends paid to common stockholders	(6,647)	(3,370)
Deferred loan costs	(2,711)	(6)
Distributions to noncontrolling interest	(1,021)	(703)
Cancellation of restricted stock	(50)	-
Offering costs related to initial public offering of common stock	(26)	-
Dividends paid to preferred stockholders	-	(2,461)
Capitalized pre-offering costs	-	(258)
Net cash provided by (used in) financing activities	2,045	(6,798)
Decrease in cash and cash equivalents	(1,703)	(2,683)
Cash and cash equivalents, beginning of period	9,509	12,474
Cash and cash equivalents, end of period	$7,806	$9,791

Supplemental Cash Flow Information
Interest paid	$775	$2,378
Accrued pre-acquisition costs	65	38
Accrued deferred loan costs	27	-
Accrued pre-offering costs	-	875
Texas gross margins taxes paid, net of reimbursement	-	63

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

March 31, 2017

Note 1 - Organization and Nature of Business

MedEquities Realty Trust, Inc. (the “Company”), which was incorporated in the state of Maryland on April 23, 2014, is a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of March 31, 2017, the Company had investments of $487.7 million, net in 24 real estate properties and two mortgage notes receivable. The Company owns 100% of all of its properties and investments, other than Baylor Scott & White Medical Center - Lakeway (“Lakeway Hospital”), in which the Company owns a 51% interest through a consolidated partnership (the “Lakeway Partnership”). The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal tax purposes.

Note 2 - Accounting Policies and Related Matters

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017.

The interim consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation.

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017. During the three months ended March 31, 2017, there were no material changes to these policies except as noted below.

Derivatives: In the normal course of business, the Company is subject to risk from adverse fluctuations in interest rates. The Company has chosen to manage this risk through the use of derivative financial instruments, primarily interest rate swaps. Counterparties to these contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company does not use derivative instruments for trading or speculative purposes. The Company’s objective in managing exposure to interest risk is to limit the impact on cash flows.

To qualify for hedge accounting, the Company’s interest rate swaps must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transactions must be, and be expected to remain, probable of occurring in accordance with our related assertions. All of the Company’s hedges are cash flow hedges.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the Consolidated Balance Sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designed in qualified cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income, whereas the change in fair value of the ineffective portion is recognized in earnings. Gains and losses are reclassified from accumulated other comprehensive income into earnings once the underlying hedged transaction is recognized in earnings.

Recent Accounting Developments:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” a comprehensive new revenue recognition standard that supersedes most of the existing revenue recognition guidance. This standard’s core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of this standard by one year. This standard is effective beginning after January 1, 2018 and interim periods therein. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company continues to evaluate this standard. However, the standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations and cash flows since the Company’s revenues consist primarily of rental income from leasing arrangements, which are specifically excluded from the guidance in ASU 2014-09.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends the accounting for share-based payment transactions, including income tax effects, equity versus liability classification and classification on the statement of cash flows. The guidance became effective for annual and interim periods beginning January 1, 2017. The adoption of this guidance had no impact on our results of operations, financial condition, statement of cash flows or liquidity.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  The amended guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2020 with early adoption permitted for the fiscal years, and interim periods within those fiscal years, beginning January 1, 2019. The Company is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements and expects that it will not have a material impact.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows - Restricted Cash,” which required that a statement of cash flows explains the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2018. The adoption of this guidance will change the presentation of restricted cash on the Company’s consolidated statement of cash flows; however, it will have no impact on the Company’s results of operations, financial condition, or liquidity.

Note 3 – Investment Activity

2017 Mortgage Note Receivable Funding

On January 30, 2017, the Company invested $12.5 million through a newly originated interest-only loan at an interest rate of 9.6% and secured by a first mortgage on a licensed general acute care surgical hospital that consists of 23,300 square feet with four operating rooms, two special procedure rooms, four inpatient rooms and four full-size extended recovery rooms. Beginning on October 1, 2017, the Company will have the exclusive option to purchase the hospital for $12.5 million. The interest-only loan matures on February 1, 2018, with an automatic extension until September 30, 2019 if the Company does not exercise its purchase option prior to maturity.

Concentrations of Credit Risks

The following table contains information regarding tenant concentration in the Company’s portfolio, based on the percentage of revenue for the three months ended March 31, 2017 and 2016, related to tenants, or affiliated tenants, that exceed 10% of revenues.

	% of Total Revenue for the three months ended March 31,
	2017	2016
BSW Health	25.8%	-
GruenePointe Holdings	24.9%	23.9%
Life Generations Healthcare	15.1%	14.5%
Fundamental Healthcare	14.2%	13.9%
Vibra Healthcare	13.6%	12.2%
LRMC (1)	-	31.7%

(1)

Lakeway Regional Medical Center (“LRMC”) was the prior tenant at Lakeway Hospital, in which the Company owns a 51% interest through the Lakeway Partnership. The lease with LRMC was terminated and a new lease with Baylor Scott & White Health (“BSW Health”) commenced on September 1, 2016.

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of March 31, 2017, which includes percentage of rental income for the three months ended March 31, 2017 and 2016 (dollars in thousands).

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Three months ended March 31, 2017	Three months ended March 31, 2016
Texas	14	$270,898	54.7%	63.1%	64.9%
California	7	154,727	31.3%	25.1%	23.7%
Nevada	2	49,422	10.0%	8.3%	8.1%
South Carolina	1	20,000	4.0%	3.5%	3.3%
	24	$495,047	100.0%	100.0%	100.0%

Note 4 – Debt

The table below details the Company’s debt balance at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Term loan- secured	$125,000	$-
Revolving credit facility- secured	31,500	144,000
Unamortized deferred financing costs	(801)	-
	$155,699	$144,000

On February 10, 2017, the Company entered into a second amended and restated credit agreement, which provides for a $300 million revolving credit facility that matures in February 2021 and a $125 million term loan that matures in February 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee. The new facility replaced the Company’s prior $300 million secured revolving credit facility, which was scheduled to mature in November 2017.

Amounts outstanding under the amended credit facility bear interest at LIBOR plus a margin between 1.75% and 3.00% or a base rate plus a margin between 0.75% and 2.00%, in each case depending on the Company’s leverage. The revolving credit facility includes an unused facility fee of 0.25% of the amount of the unused portion of the revolving credit facility if amounts borrowed are equal to or greater than 50.0% of the total commitments or 0.35% if amounts borrowed are less than 50.0% of such commitments. Prior to the February 10, 2017 amendment, amounts outstanding under the facility bore interest at LIBOR plus a margin between 2.75% and 3.75% or a base rate plus a margin between 2.00% and 2.50%, in each case depending on the Company’s leverage.

The amended credit agreement also includes an accordion feature that allows the total borrowing capacity, including the term loan component, to be increased to up to $700 million, subject to certain conditions, including obtaining additional commitments from lenders. The amount available to borrow under the amended credit facility is limited according to a borrowing base valuation of assets owned by subsidiaries of our operating partnership. The amended credit facility is secured by a pledge of the Company’s operating partnership’s equity interests in its subsidiaries that own borrowing base assets, which is substantially all of the Company’s assets. The amended credit agreement includes the ability to convert to an unsecured credit facility when certain conditions are met, including the Company having a minimum gross asset value of $1.0 billion, a minimum borrowing base of $500 million, less than 50% leverage and continued compliance with the covenants under the amended credit agreement.

At March 31, 2017 and 2016, the weighted average interest rate under the credit agreement was 2.6% and 3.7%, respectively.

The Company incurred fees associated with the second amended and restated credit facility of approximately $2.7 million, of which $1.9 million is associated with the revolving credit facility. Total costs related to the revolving credit facility were $3.2 million, gross ($3.1 million, net). These costs are included in other assets on the consolidated balance sheet at March 31, 2017 and will be amortized to interest expense through February 2021, the maturity date of the amended revolving credit facility. The total amount of deferred financing costs associated with the term loan was $0.8 million at March 31, 2017. These costs are netted against the balance outstanding on the term loan on the Company’s consolidated balance sheet and will be amortized to interest expense through February 2022, the maturity date of the term loan.

The Company recognized amortization expense of deferred financing costs, included in interest expense on the consolidated statements of income, of $0.3 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

The maximum available capacity under the credit facility was $261.9 million at March 31, 2017. At May 8, 2017, the Company had $156.5 million in borrowings outstanding, of which $31.5 million was outstanding under the revolving credit facility with an interest rate of 2.74% and $125.0 million was outstanding on the term loan. The Company has $105.4 million in additional borrowing capacity under the revolving credit facility, based on our current borrowing base assets.

Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, on February 10, 2017, the Company entered into four interest rate swap agreements, effective April 10, 2017, on the full $125 million term loan to fix the variable LIBOR interest rate at 1.84%, plus the LIBOR spread under the amended credit agreement, which was 1.75% at May 8, 2017.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Amounts reported in accumulated other comprehensive income related to these interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next 12 months, the Company estimates that an additional $0.7 million will be reclassified from other comprehensive income as an increase to interest expense.

The fair value of the Company’s derivative financial instruments at March 31, 2017 was approximately $0.4 million and was included in other assets on the consolidated balance sheet. The Company did not have any derivative financial instruments at December 31, 2016.

The Company did not have any amounts reclassified from accumulated comprehensive income into income related to its derivative relationships for the three months ended March 31, 2017.

As of March 31, 2017, the Company did not have any derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk.

Covenants

The second amended and restated credit agreement contains customary financial and operating covenants, including covenants relating to the Company’s total leverage ratio, fixed charge coverage ratio, tangible net worth, maximum distribution/payout ratio and restrictions on recourse debt, secured debt and certain investments. The credit agreement also contains customary events of default, in certain cases subject to customary cure periods, including among others, nonpayment of principal or interest, material breach of representations and warranties, and failure to comply with covenants. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the credit agreement. The Company was in compliance with all financial covenants as of March 31, 2017.

Note 5 - Incentive Plan

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into OP units. As of March 31, 2017, the Plan had 1,356,723 shares authorized for issuance with 261,930 shares available for future issuance, subject to certain adjustments set forth in the Plan. On May 3, 2017, stockholders approved amendments to the Plan to increase the number of shares of the Company’s common stock authorized for issuance under the Plan by 2,000,000 shares to an aggregate of 3,356,723 shares and extend the term of the Plan to May 2, 2027.

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

RSUs are not eligible to vote or subject to receive dividend equivalents prior to vesting.  Dividend equivalents are credited to the recipient and are paid only to the extent the applicable criteria are met, the RSUs vest, and the related common stock is issued.

The grant date fair value of RSUs subject to vesting based on the Company’s absolute TSR and TSR relative to a REIT index is estimated using a Monte Carlo simulation that utilizes inputs such as expected future volatility of the Company’s common stock, volatilities of certain peer companies included in the applicable indexes upon which the relative TSR performance is measured, estimated risk-free interest rate and the expected service periods of three years.  The grant date fair value of RSUs subject to vesting based on the Company’s growth in gross real estate investments and the Company’s growth in AFFO per share is determined based on the market value of the Company’s common stock on the date of grant.  The Company assesses the probability of achievement of the growth in gross real estate investments and growth in AFFO per share and records expense for the awards based on the probable achievement of these metrics. The Company recognizes the cost of restricted stock units ratably over the vesting period. The following table summarizes the stock-based award activity for the three months ended March 31, 2017 and 2016:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2016	352,793	$14.57	575,775	$8.51
Granted	33,780	11.10	-	-
Vested	(11,110)	15.00	-	-
Cancelled	(5,368)	15.00	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2017	370,095	$14.24	575,775	$8.51

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2015	280,080	$15.49	359,025	$7.91
Granted	16,665	15.00	-	-
Vested	(5,555)	15.00	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2016	291,190	$15.47	359,025	$7.91

All of the shares that vested during the three months ended March 31, 2017 and 2016 related to grants of restricted shares to non-employee directors. RSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted. All cancelled shares for the three months ended March 31, 2017 relate to non-employee director compensation and is described in Note 7 under the heading “Arrangements with BlueMountain.”

The table below summarizes compensation expense related to share-based payments, included in general and administrative expenses, for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Restricted stock	$548	$410
Restricted stock units	408	237
Stock-based compensation	$956	$647

The remaining unrecognized cost from stock-based awards at March 31, 2017 was approximately $5.0 million and will be recognized over a weighted-average period of 1.9 years.

Note 6 - Commitments and Contingencies

Commitments

In April 2017, the Company agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. The Company will provide advances over an estimated 12-month period as construction occurs. The base rent associated with this property will be increased by an amount equal to 9.25% of the amount advanced, as advances are made. As of May 8, 2017, approximately $0.4 million has been funded pursuant to this commitment.

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

Note 7 - Equity

Common Stock Dividends

On January 3, 2017, the Company’s board of directors declared a cash dividend of $0.21 per shares. The dividend was paid on January 31, 2017 to stockholders of record on January 17, 2017.

On May 3, 2017, the Company’s board of directors declared a cash dividend of $0.21 per share. The dividend will be paid on May 31, 2017 to stockholders of record on May 17, 2017.

Arrangements with BlueMountain

In connection with BlueMountain Capital Management, LLC’s (“BlueMountain”) purchase of shares of the Company’s common stock in a private placement in July 2014, the Company entered into the BlueMountain Rights Agreement with BlueMountain, which currently allows for BlueMountain to designate two directors on the Company’s board of directors. Pursuant to BlueMountain’s internal policies, all compensation payable to the BlueMountain director designees who are employees of BlueMountain is paid or transferred to BlueMountain, including an aggregate of 16,108 restricted shares of common stock granted to the BlueMountain director designees in 2014 and 2015. Due to adverse tax implications for BlueMountain related to its receipt of restricted stock, the Company and BlueMountain agreed to the following, which occurred on March 28, 2017: (i) BlueMountain forfeited 10,740 vested shares of common stock previously granted to the BlueMountain director designees; (ii) the Company repurchased and cancelled the remaining 5,368 unvested restricted shares of common stock held by BlueMountain for approximately $50,000; and (iii) BlueMountain repaid to the Company approximately $29,000, which represented all dividends previously paid on the 16,108 restricted shares previously granted to the BlueMountain director designees.

Noncontrolling interest

The Company owns Lakeway Hospital through a consolidated partnership, which, based on a total equity cash contribution of $2.0 million, is owned 51% by the Company and 49% by an entity that is owned indirectly by a physicians group and a non-physician investor. The partnership was formed on March 20, 2015. The Company’s equity contribution to the Lakeway Partnership was $1.0 million, and the Company’s transfer of the original $50.0 million note and $23.0 million of cash to the Lakeway Partnership was structured as an intercompany $73.0 million loan (the “Lakeway Intercompany Mortgage Loan”) to the Lakeway Partnership that is secured by a first mortgage lien on Lakeway Hospital. The Lakeway Intercompany Mortgage Loan has a ten-year term and requires payments of principal and interest at a rate of 8.0% per annum based on a 25-year amortization schedule. The interest rate on the Lakeway Intercompany Mortgage Loan will reset after five years based upon then-current market rates. At March 31, 2017 and December 31, 2016, the Lakeway Intercompany Mortgage Loan had an outstanding principal balance of $71.4 million and $71.8 million, respectively.

Distributions to the noncontrolling interest holder in the Lakeway Partnership subsequent to March 31, 2017 were approximately $0.2 million.

Note 8 - Earnings per Share

The Company applies the two-class method for determining earnings per common share as its outstanding restricted common stock with non-forfeitable dividend rights are considered participating securities. The following table sets forth the computation of earnings per common share for the three months ended March 31, 2017 and 2016 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator:	2017	2016
Net income	$5,475	$4,851
Less: Net income attributable to noncontrolling interest	(944)	(1,355)
Less: Dividends on preferred shares	-	(2,465)
Net income attributable to common stockholders	4,531	1,031
Less: Allocation to participating securities	(78)	-
Net income available to common stockholders	$4,453	$1,031

Denominator
Basic weighted-average common shares	31,415	10,959
Dilutive potential common shares	-	95
Diluted weighted-average common shares	31,415	11,054

Basic and diluted earnings per common share	$0.14	$0.09

The effects of restricted shares of common stock and restricted stock units outstanding were excluded from the calculation of diluted income per share for the three months ended March 31, 2017 because their effects were not dilutive. The effects of restricted stock units outstanding were excluded from the calculation of diluted income per share for the three months ended March 31, 2016 because their effects were not dilutive.

Note 9 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate swaps asset, which is included in other assets on the consolidated balance sheet, is approximately $0.4 million at March 31, 2017. The Company did not have any financial assets or liabilities measured at fair value at December 31, 2016.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of March 31, 2017 due to their short-term nature (Level 1). The fair value of the Company’s mortgage and other notes receivable as of March 31, 2017 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

At March 31, 2017, the Company’s indebtedness was comprised of borrowings under the credit facility, including both a term loan and revolver component, that bear interest at LIBOR plus a margin. The fair value of borrowings under the credit facility is considered to be equivalent to their carrying value as the debt is at variable rates currently available and resets on a monthly basis.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible. As of March 31, 2017, the fair value of the Company’s $22.5 million mortgage notes receivable was estimated to be approximately $22.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and notes thereto appearing elsewhere is this report. References to “we,” “our,” “us,” and “Company” refer to MedEquities Realty Trust, Inc., together with its consolidated subsidiaries.

Forward-Looking Statements

We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, discussion and analysis of our future financial condition, results of operations, funds from operations, adjusted funds from operations, our strategic plans and objectives, cost management, potential property acquisitions, anticipated capital expenditures (and access to capital), amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “might,” “should,” “result” and variations of these words and other similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Factors that may impact forward-looking statements include, among others, the following:

•	risks and uncertainties related to the national, state and local economies, particularly the economies of Texas, California, and Nevada, and the real estate and healthcare industries in general;
•	availability and terms of capital and financing;
•	the ability of certain of our tenants to improve their operating results, which may not occur on the schedule or to the extent that we anticipate, or at all;
•	the impact of existing and future healthcare reform legislation on our tenants, borrowers and guarantors;
•	adverse trends in the healthcare industry, including, but not limited to, changes relating to reimbursements available to our tenants by government or private payors;
•	our tenants’ ability to make rent payments, particularly those tenants comprising a significant portion of our portfolio and those tenants occupying recently developed properties;
•	adverse effects of healthcare regulation and enforcement on our tenants, operators, borrowers, guarantors, and managers, and us;
•	our guarantors’ ability to ensure rent payments;
•	our possible failure to maintain our qualification as a real estate investment trust (“REIT”) and the risk of changes in laws governing REITs;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	availability of appropriate acquisition, development and redevelopment opportunities;
•	our ability to source off-market and target-marketed deal flow;
•	fluctuations in mortgage and interest rates;
•	risks and uncertainties associated with property ownership and development;
•	failure to integrate acquisitions successfully;
•	potential liability for uninsured losses and environmental liabilities; and
•	the potential need to fund improvements or other capital expenditures out of operating cash flow.

See Item 1A. Risk Factors in our Annual Report for the year ended December 31, 2016 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this report and identified in other documents we file with the Securities and Exchange Commission from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview and Background

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. We were formed on April 23, 2014 and commenced operations upon the completion of our private placements on July 31, 2014 and had no predecessor entity. As of March 31, 2017, we had investments of $465.3 million, net in 24 real estate properties that contain a total of 2,345 licensed beds. Our properties are located in Texas, California, Nevada, and South Carolina and include 17 skilled nursing facilities, two acute care hospitals, two long-term acute care hospitals, one assisted living facility, one inpatient rehabilitation facility and one medical office building. In addition, we have two mortgage notes receivable totaling $22.5 million. As of March 31, 2017, our triple-net leased portfolio was 100% leased and had lease expirations ranging from July 2026 to August 2031.

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

Recent Developments

Fundamental Healthcare Lease Modifications

On April 27, 2017, we restructured the four existing leases with affiliates of Fundamental Healthcare on Mountain’s Edge Hospital, Horizon Specialty Hospital of Henderson, Physical Rehabilitation and Wellness Center of Spartanburg (formerly known as Magnolia Place of Spartanburg), and Mira Vista Court to combine them into a single triple-net master lease. The master lease, which was effective March 20, 2017, is for an initial term of 12 years for the Spartanburg and Mira Vista properties, and an initial term of 15 years for the Horizon and Mountain’s Edge properties. The master lease includes two separate renewal terms of five years. Initial annualized base rent under the master lease is approximately $8.5 million and will increase on the first three anniversaries of the commencement date by the lesser of the percentage increase in the consumer price index over the prior 12 months and 1.5%. On the fourth anniversary of the commencement date and every year thereafter during the master lease term, including any renewals, base rent will increase by 2.0% annually.

Mountain’s Edge Hospital Expansion Funding

Pursuant to the master lease, we agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. We will provide advances over an estimated 12-month period as construction occurs. The base rent under the master lease will be increased by an amount equal to 9.25% of the amount advanced, as advances are made.

Amended and Restated Credit Facility

On February 10, 2017, we entered into an amended and restated credit agreement, which provides for a $300 million revolving credit facility and a $125 million term loan. For additional information see “--Liquidity and Capital Resources” below.

2017 Investment

On January 30, 2017, we invested $12.5 million through a newly originated interest-only loan with an interest rate of 9.6% and secured by a first mortgage on a licensed general acute care surgical hospital that consists of 23,300 square feet with four operating rooms, two special procedure rooms, four inpatient rooms and four full-size extended recovery rooms. Beginning on October 1, 2017, we will have the exclusive option to purchase the hospital for $12.5 million. The interest-only loan matures on February 1, 2018, with an automatic extension until September 30, 2019 if we do not exercise our purchase option prior to maturity.

Portfolio Summary

At March 31, 2017, our portfolio was comprised of 24 healthcare facilities and two healthcare-related debt investments as presented in the tables below (dollars in thousands). We own 100% of all of our properties and investments, Baylor Scott & White Medical Center- Lakeway (“Lakeway Hospital”), in which we own a 51% interest through a consolidated partnership (the “Lakeway Partnership”).

Healthcare Facilities

Property	Property Type (1)	Gross Investment	Lease Expiration(s) (2)
Texas SNF Portfolio (10 properties)	SNF	$145,142	July 2030
Life Generations Portfolio (6 properties)	SNF- 5; ALF- 1	96,697	March 2030
Lakeway Hospital (3)	ACH	75,056	August 2031
Kentfield Rehabilitation & Specialty Hospital	LTACH	58,030	December 2029
Mountain's Edge Hospital	ACH	29,412	March 2030
Horizon Specialty Hospital of Henderson	LTACH	20,010	July 2029
Physical Rehabilitation and Wellness Center of Spartanburg (formerly Magnolia Place of Spartanburg)	SNF	20,000	July 2026
Vibra Rehabilitation Hospital of Amarillo	IRF	19,399	September 2030
Mira Vista Court	SNF	16,000	February 2027
North Brownsville Medical Plaza (4)	MOB	15,301	May 2017- July 2018
Total		$495,047

(1)	LTACH- Long-Term Acute Care Hospital; SNF- Skilled Nursing Facility; MOB- Medical Office Building; ALF- Assisted Living Facility; ACH- Acute Care Hospital; IRF- Inpatient Rehabilitation Facility.
(2)

On April 27, 2017, pursuant to the Fundamental Healthcare maser lease described above, the lease terms for Physical Rehabilitation and Wellness Center of Spartanburg and Mira Vista Court were modified to an expiration date of March 2029 and the lease terms for Mountain’s Edge Hospital and Horizon Specialty Hospital of Henderson were modified to an expiration date of March 2032.

(3)	We own the facility through the Lakeway Partnership, a consolidated partnership which, based on total equity contributions of $2.0 million, is owned 51% by us.
(4)	We are the lessee under a ground lease that expires in 2081, with two ten-year extension options, and provides for annual base rent of approximately $0.2 million in 2017.

Debt Investments

Loan	Borrower(s)	Principal Amount	Term	Initial Interest Rate	First Lien Mortgage	Guarantors
Vibra Mortgage Loan	Vibra Healthcare, LLC and Vibra Healthcare II, LLC	$10,000	5/20 years (1)	9.0%	Vibra Hospital of Western Massachusetts	Vibra Healthcare Real Estate Company II, LLC and Vibra Hospital of Western Massachusetts, LLC
Advanced Diagnostics Hospital East Mortgage Loan	AD RE East Hospital LLC	$12,500	1 year (2)	9.6%	AD Hospital East	Atul Chopra, M.D., Chopra Imaging Centers, and AD Hospital East, LLC
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

(2)

Beginning October 1, 2017 and continuing until September 30, 2019 (the “option period”), we have the exclusive right to purchase AD Hospital East. The term of the loan will automatically extend during the option period if we have not exercised our option to purchase, with the interest rate due on the loan increasing on the day after the initial maturity date to approximately 9.8%.

Summary of Investments by Type

The following table summarizes our investments in healthcare facilities and mortgage notes receivable by type as of and for the three months ended March 31, 2017 (dollars in thousands). Revenue includes rental income and interest on mortgage notes receivable.

	Properties/ Debt Investments	Gross Investment	% of Gross Investment	Revenue
Skilled nursing facilities/ Assisted living facility (1)	18	$277,839	53.7%	$6,587
Acute care hospitals	2	104,468	20.2%	4,537
Long term acute care hospitals	2	78,040	15.1%	1,753
Inpatient rehabilitation facility	1	19,399	3.7%	399
Medical office building	1	15,301	3.0%	563
Mortgage notes receivable	2	22,500	4.3%	433
	26	$517,547	100.0%	$14,272

(1)	Includes one assisted living facility connected to a skilled nursing facility.

Geographic Concentration

The following table contains information regarding the geographic concentration of the healthcare facilities in our portfolio as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (dollars in thousands).

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Three months ended March 31, 2017	Three months ended March 31, 2016
Texas	14	$270,898	54.7%	63.1%	64.9%
California	7	154,727	31.3%	25.1%	23.7%
Nevada	2	49,422	10.0%	8.3%	8.1%
South Carolina	1	20,000	4.0%	3.5%	3.3%
	24	$495,047	100.0%	100.0%	100.0%

Tenant Concentration

The following table contains information regarding the largest tenants, guarantors and borrowers in our portfolio as a percentage of total revenues for the three months ended March 31, 2017 and 2016 and as a percentage of total real estate assets (gross real estate properties and mortgage notes receivable) as of March 31, 2017 and December 31, 2016.

	% of Total Revenue for the three months ended March 31,		% of Total Real Estate Assets
	2017	2016	March 31, 2017	March 31, 2016
BSW Health	25.8%	-	14.5%	-
GruenePointe Holdings	24.9%	23.9%	28.0%	28.6%
Life Generations Healthcare	15.1%	14.5%	18.7%	21.0%
Fundamental Healthcare	14.2%	13.9%	16.5%	16.8%
Vibra Healthcare	13.6%	12.2%	16.9%	15.7%
LRMC (1)	-	31.7%	-	14.8%

(1)

Lakeway Regional Medical Center (“LRMC”) was the prior tenant at Lakeway Hospital. The lease with LRMC was terminated and a new lease with Baylor Scott & White Health (“BSW Health”) commenced on September 1, 2016.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2016 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, stock-based compensation, and our accounting policy on consolidation, which are included in the 2016 Annual Report on Form 10-K, which was filed with the SEC on February 27, 2017. During the three months ended March 31, 2017, there were no material changes to these policies.

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

Certain business factors, in addition to those described above that directly affect our tenants and borrowers, will likely materially influence our future results of operations:

•

the financial and operational performance of our tenants and borrowers, particularly those that account for a significant portion of the income generated by our portfolio, such as GruenePointe Holdings, BSW Health, Life Generations Healthcare, Fundamental Healthcare and Vibra Healthcare;

•	trends in the cost and availability of capital, including market interest rates, that our prospective tenants may use for financing their real estate assets through lease structures;
•	unforeseen changes in healthcare regulations that may limit the incentives for physicians to participate in the ownership of healthcare providers and healthcare real estate;
•	reductions in reimbursements from Medicare, state healthcare programs and commercial insurance providers that may reduce our tenants’ profitability impacting our lease rates; and
•	competition from other financing sources.

Results of Operations

Three Months Ended March 31, 2017 Compared to March 31, 2016 (dollars in thousands)

	For the three months ended		Change
	March 31, 2017	March 31, 2016	$	%
Revenues
Rental income	$13,839	$14,604	$(765)	(5%)
Interest on mortgage notes receivable	433	229	204	89%
Interest on notes receivable	10	15	(5)	(33%)
Total revenues	14,282	14,848	(566)	(4%)
Expenses
Depreciation and amortization	3,618	3,659	(41)	(1%)
Property related	352	321	31	10%
Acquisition related	66	17	49	288%
Franchise, excise and other taxes	86	105	(19)	(18%)
General and administrative	3,171	2,771	400	14%
Total operating expenses	7,293	6,873	420	6%
Operating income	6,989	7,975	(986)	(12%)

Other income (expense)
Interest and other income	1	1	-	0%
Interest expense	(1,515)	(3,125)	1,610	(52%)
	(1,514)	(3,124)	1,610	(52%)

Net income	$5,475	$4,851	$624	13%
Less: Preferred stock dividends	-	(2,465)	2,465	(100%)
Less: Net income attributable to noncontrolling interest	(944)	(1,355)	411	(30%)
Net income attributable to common stockholders	$4,531	$1,031	$3,500	339%

Total revenues for the three months ended March 31, 2017 decreased approximately $0.6 million, or 4%, over the prior-year period as a result of a $0.8 million decrease in rental income, which was partially offset by a $0.2 million increase in mortgage interest related to the addition of the Advanced Diagnostics Hospital East mortgage loan on January 30, 2017. The decrease in rental income was primarily the result of a $0.9 million reduction in rental revenue at Lakeway Hospital during the three months ended March 31, 2017 compared to the prior-year period. Under the terms of the lease with the prior tenant at Lakeway Hospital, contractual base rent increased ratably during the first two quarters of 2016 by approximately $1.7 million per quarter (representing the difference between the pre-stabilized quarterly base rent of $1.5 million due for the second and third quarters of 2015 and the stabilized rent of $3.2 million per quarter thereafter). The contractual base rent under the existing lease with BSW Health that was effective September 1, 2016 is the stabilized rent of $3.2 million per quarter. This difference in base rent was partially offset by the effects of straight-line rent under the two leases.

Total operating expenses for the three months ended March 31, 2017 increased approximately $0.4 million, or 6%, over the prior-year period. This increase related to an increase in general and administrative expenses of $0.4 million, which was comprised of a $0.3 million increase in stock-based compensation expense related to the December 30, 2016 and January 1, 2017 grants and a $0.1 million increase in other expenses.

Interest expense for the three months ended March 31, 2017 decreased approximately $1.6 million, or 52%, over the prior-year period. This decrease was comprised of the following:

•

A decrease of approximately $1.2 million in interest and unused credit facility fees as a result of (i) an approximately $94.4 million decrease in the weighted-average outstanding balance under the credit facility for the three months ended March 31, 2017 compared to the prior-year period and (ii) a decrease in the weighted-average interest rate under the credit facility to 2.6% for the three months ended March 31, 2017 from 3.7% for the prior-year period; and

•

A decrease of approximately $0.4 million in amortization of deferred financing costs, primarily associated with the amendment and restatement of the credit agreement in February 2017, which extended the maturity dates of amounts due under the revolving credit facility and term loan to February 2021 and February 2022, respectively.

Earnings attributable to noncontrolling interest represent the proportionate share of our partner in the operating results of the consolidated Lakeway Partnership.  The net income attributable to noncontrolling interest was $0.9 million for the three months ended March 31, 2017, compared to $1.4 million for the prior year period. The decrease is a result of the change in rental income recognized at Lakeway Hospital described above.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our primary sources of cash include operating cash flows, borrowings, including borrowings under our revolving credit facility and secured term loan, and net proceeds from equity issuances. Our primary uses of cash include funding acquisitions and investments consistent with our investment strategy, repaying principal and interest on outstanding borrowings, making distributions to our stockholders, funding our operations and paying accrued expenses. At March 31, 2017, we had $7.8 million of cash and cash equivalents.

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

We may utilize various types of debt to finance a portion of our acquisition and investment activities, including long-term, fixed-rate mortgage loans, variable-rate term loans, secured revolving lines of credit, such as those under our secured credit agreement, and construction financing facilities. Under our credit agreement, we are subject to continuing covenants and are required to make continuing representations and warranties, and future indebtedness that we may incur may contain similar provisions. In addition, borrowings under our credit agreement are secured by pledges of substantially all of our assets. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Credit Agreement

On February 10, 2017, we entered into a second amended and restated credit agreement, which provides for a $300 million secured revolving credit facility that matures on February 10, 2021 and a $125 million secured term loan that matures on February 10, 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee. The new facility replaced our prior $300 million secured revolving credit facility, which was scheduled to mature in November 2017.

Prior to completing our initial public offering (“IPO”) in October 2016, amounts outstanding under our prior credit facility bore interest at LIBOR plus a margin between 2.75% and 3.75% or a base rate plus a margin between 1.75% and 2.75%, in each case depending on our leverage. Effective November 1, 2016, due to the completion of our IPO, amounts outstanding under our prior credit facility bore interest at LIBOR plus a margin between 2.00% and 2.50% or a base rate plus a margin between 1.00% and 1.50%, in each case depending on our leverage.

At March 31, 2017 and March 31, 2016, the weighted average interest rate under our credit facility was 2.6% and 3.7%, respectively. The weighted average balance outstanding under the credit agreement was approximately $153.0 million and $247.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

At May 8, 2017, we had $156.5 million outstanding under amended credit facility, which was comprised of $31.5 million under the revolving credit facility and $125 million under the term loan, and we had $105.4 million in additional available borrowing capacity under the revolving credit facility, based on our current borrowing base assets.  The interest rate under the amended credit facility was 2.74% as of May 8, 2017.

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

Interest Rate Swap Agreements

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On February 10, 2017, we entered into interest rate swap agreements, effective on April 10, 2017, on the full $125 million on the term loan to fix the variable LIBOR rate at 1.84%, plus the LIBOR spread under the amended credit agreement, which was 1.75% at May 8, 2017.

Sources and Uses of Cash

The sources and uses of cash reflected in our consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are summarized below (dollars in thousands):

	For the three months ended March 31,
	2017	2016	Change
Cash and cash equivalents at beginning of period	$9,509	$12,474	$(2,965)
Net cash provided by operating activities	8,988	4,405	4,583
Net cash used in investing activities	(12,736)	(290)	(12,446)
Net cash provided by (used in) financing activities	2,045	(6,798)	8,843
Cash and cash equivalents at end of period	$7,806	$9,791	$(1,985)

Operating Activities- Cash flows from operating activities increased by $4.6 million during the three months ended March 31, 2017 compared to the same period in 2016. Operating cash flows were primarily impacted by a net increase in cash of $3.4 million related to other operating assets and liabilities and the net $1.5 million reduction in deferred revenues based on the timing of rents collected.

Investing Activities- Cash used in investing activities during the three months ended March 31, 2017 increased by $12.4 million compared to the same period in 2016. This is primarily due to the funding of the $12.5 million mortgage note secured by Advanced Diagnostics Hospital East.

Financing Activities- Cash provided by financing activities was $2.0 million for the three months ended March 31, 2017, compared to cash used by financing activities of $6.8 million for the same period in 2016. The change resulted primarily from a $12.5 million increase in borrowings under the credit facility to fund the Advanced Diagnostics Hospital East mortgage note during the three months ended March 31, 2017.  This was offset by (i) an increase of $2.7 million in deferred financing costs related to the credit facility amendment in February 2017 and (ii) a net increase of $0.8 million in dividends paid resulting from the increase in the number of shares of common stock outstanding as a result of our IPO in October 2016 and a $2.4 million decrease in preferred stock dividends due to the redemption of the preferred stock in October 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements.

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

The table below reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and AFFO attributable to common stockholders for the three months ended March 31, 2017 and 2016 and is presented using the weighted average common shares as determined in the Company’s computation of earnings per share. The effects of restricted shares of common stock and restricted stock units outstanding were included in the dilutive weighted-average common shares outstanding for the calculation of FFO and AFFO per common share as their effects were dilutive. Restricted stock units were excluded from the calculation of diluted income per share for all periods presented because their effects were not dilutive. Restricted shares of common stock were excluded from the calculation of diluted income per share for the three months ended March 31, 2017 because their effects were not dilutive.

The increase in FFO attributable to common stockholders and AFFO attributable to common stockholders for the three months ended March 31, 2017 as compared to the same period in the prior year is primarily related to the use of proceeds from our IPO in

October 2016 in which we redeemed all outstanding preferred stock and partially repaid amounts outstanding on our credit facility resulting in a lower weighted-average balance. The weighted-average interest rate on borrowings on the credit facility was also reduced as a result of completing our IPO.

The amounts presented below are in thousands, except per share amounts.

	For the three months ended March 31,
	2017	2016
Net income attributable to common stockholders	$4,531	$1,031
Real estate depreciation and amortization, net of noncontrolling interest	3,536	3,705
FFO attributable to common stockholders	8,067	4,736
Acquisition costs on completed acquisitions	-	16
Stock-based compensation expense	956	647
Deferred financing costs amortization	322	747
Non-real estate depreciation and amortization	152	9
Straight-line rent expense	40	42
Straight-line rent revenue, net of noncontrolling interest	(969)	(653)
AFFO attributable to common stockholders	$8,568	$5,544

Weighted average shares outstanding- earnings per share
Basic	31,415	10,959
Diluted	31,415	11,054

Net income attributable to common stockholders per share
Basic and diluted	$0.14	$0.09

Weighted average common shares outstanding- FFO and AFFO
Basic	31,415	10,959
Diluted	31,566	11,054

FFO per common share
Basic and diluted	$0.26	$0.43

AFFO per common share
Basic	$0.27	$0.51
Diluted	$0.27	$0.50

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary market risk to which we are exposed is interest rate risk. As of March 31, 2017, we had $31.5 million outstanding under our revolving credit facility and $125.0 million outstanding under our term loan, all of which bears interest at a variable rate, and no other outstanding debt. We entered into interest rate swaps on the term loan that effectively converts it into fixed-rate debt. At March 31, 2017, LIBOR on our outstanding borrowings was 0.94%. Assuming no increase in the amount of our variable-rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $0.3 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced to 0 basis points, our cash flow would increase by approximately $0.3 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2017.

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

Item 1A. Risk Factors

During the three months ended March 31, 2017, there were no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchase of Equity Securities

As set forth in the table below, during the quarter ended March 31, 2017, the Company repurchased a total of 5,368 shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2017	—	$—	—	N/A
February 1 - 28, 2017	—	$—	—	N/A
March 1 - 31, 2017	5,368(1)	$9.23	—	N/A
Total	5,368	$9.23	—	—

___________________

(1)

On March 28, 2017, the Company repurchased and cancelled 5,368 restricted shares of common stock held by funds managed by BlueMountain Capital Management, LLC for an aggregate purchase price of approximately $50,000 in a privately negotiated transaction. For additional information, see Note 7 to the Company’s interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

MedEquities Realty Trust, Inc.

Date: May 8, 2017	By:	/s/ John W. McRoberts
John W. McRoberts
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2017	By:	/s/ Jeffery C. Walraven
Jeffery C. Walraven
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	2016 Form of Restricted Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Management contract or compensatory plan or arrangement.