Form 10-Q
period 2017-06-30
MedEquities Realty Trust, Inc.
filed 2017-08-08
CIK 1616314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 3, 2017 the registrant had 31,755,888 shares of common stock outstanding.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Real estate properties
Land	$40,090	$39,584
Building and improvements	451,306	440,927
Intangible lease assets	11,387	11,387
Furniture, fixtures, and equipment	2,981	2,976
Less accumulated depreciation and amortization	(33,509)	(26,052)
Total real estate properties, net	472,255	468,822

Mortgage notes receivable, net	22,418	9,915
Cash and cash equivalents	8,240	9,509
Other assets, net	33,665	31,507
Total Assets	$536,578	$519,753

Liabilities and Equity
Liabilities
Debt, net	$163,741	$144,000
Accounts payable and accrued liabilities	14,870	15,244
Deferred revenue	2,066	2,251
Total liabilities	180,677	161,495

Commitments and contingencies
Equity
Common stock, $0.01 par value. Authorized 400,000 shares; 31,775 and 31,757 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	314	314
Additional paid in capital	374,436	372,615
Dividends declared	(54,513)	(40,951)
Retained earnings	33,101	23,774
Accumulated other comprehensive loss	(123)	-
Total MedEquities Realty Trust, Inc. stockholders' equity	353,215	355,752
Noncontrolling interest	2,686	2,506
Total equity	355,901	358,258
Total Liabilities and Equity	$536,578	$519,753

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental income	$14,287	$6,354	$28,126	$20,958
Interest on mortgage notes receivable	529	229	962	458
Interest on notes receivable	9	10	19	25
Total revenues	14,825	6,593	29,107	21,441
Expenses
Depreciation and amortization	3,627	3,429	7,245	7,088
Property related	477	344	829	665
Acquisition related	263	442	329	459
Franchise, excise and other taxes	(60)	30	26	135
Bad debt expense	-	216	-	216
General and administrative	2,979	2,553	6,150	5,324
Total operating expenses	7,286	7,014	14,579	13,887
Operating income (loss)	7,539	(421)	14,528	7,554

Other income (expense)
Interest and other income	1	2	2	3
Interest expense	(1,808)	(3,226)	(3,323)	(6,351)
	(1,807)	(3,224)	(3,321)	(6,348)

Net income (loss)	$5,732	$(3,645)	$11,207	$1,206
Less: Preferred stock dividends	-	(2,465)	-	(4,930)
Less: Net (income) loss attributable to noncontrolling interest	(936)	2,841	(1,880)	1,486
Net income (loss) attributable to common stockholders	$4,796	$(3,269)	$9,327	$(2,238)

Net income (loss) attributable to common stockholders per share
Basic and diluted	$0.15	$(0.30)	$0.29	$(0.21)

Weighted average shares outstanding
Basic	31,404	10,959	31,410	10,959
Diluted	31,487	10,959	31,451	10,959

Dividends declared per common share	$0.21	$0.21	$0.42	$0.21

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$5,732	$(3,645)	$11,207	$1,206
Other comprehensive loss:
Decrease in fair value of cash flow hedge	(493)	-	(123)	-
Total other comprehensive loss	(493)	-	(123)	-
Comprehensive income (loss)	5,239	(3,645)	11,084	1,206
Less: comprehensive (income) loss attributable to noncontrolling interest	(936)	2,841	(1,880)	1,486
Comprehensive income (loss) attributable to common stockholders	$4,303	$(804)	$9,204	$2,692

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Dividends	Accumulated other comprehensive	Non- controlling
	Shares	Par Value	Capital	Earnings	Declared	loss	Interest	Total Equity
Balance at December 31, 2016	31,757	$314	$372,615	$23,774	$(40,951)	$-	$2,506	$358,258
Grants of restricted stock	34	-	-	-	-	-	-	-
Issuance of common stock, net of costs	-	-	(19)	-	-	-	-	(19)
Repurchase and cancellation of restricted stock	(5)	-	(50)	-	-	-	-	(50)
Retirement of common stock	(11)	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(123)	-	(123)
Distributions to noncontrolling interest	-	-	-	-	-	-	(1,700)	(1,700)
Stock-based compensation	-	-	1,890	-	-	-	-	1,890
Net income	-	-	-	9,327	-	-	1,880	11,207
Dividends to common stockholders	-	-	-	-	(13,562)	-	-	(13,562)
Balance at June 30, 2017	31,775	$314	$374,436	$33,101	$(54,513)	$(123)	$2,686	$355,901

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$11,207	$1,206
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,343	9,059
Stock-based compensation	1,890	1,294
Straight-line rent receivable	(2,697)	5,667
Straight-line rent liability	79	83
Provision for bad debt	-	216
Write-off of pre-acquisition costs	137	243
Write-off of pre-offering costs	-	89
Changes in operating assets and liabilities
Other assets	1,708	(2,644)
Accounts payable and accrued liabilities	(913)	162
Deferred revenues	(169)	(2,527)
Net cash provided by operating activities	19,585	12,848
Investing activities
Acquisitions of real estate	(10,092)	(72)
Capital expenditures for real estate	(769)	-
Funding of mortgage note and note receivable	(12,500)	(1,662)
Repayments of notes receivable	125	1,662
Capitalized pre-acquisition costs, net	(263)	(175)
Capital expenditures for corporate property	(5)	-
Net cash used in investing activities	(23,504)	(247)
Financing activities
Proceeds from borrowings on term loan	125,000	-
Net repayments on secured revolving credit facility	(104,500)	(3,400)
Dividends paid to common stockholders	(13,320)	(5,733)
Deferred loan costs	(2,738)	(1,328)
Distributions to noncontrolling interest	(1,700)	(1,124)
Cancellation of restricted stock	(50)	-
Offering costs	(42)	-
Dividends paid to preferred stockholders	-	(4,938)
Capitalized pre-offering costs	-	(690)
Net cash provided by (used in) financing activities	2,650	(17,213)
Decrease in cash and cash equivalents	(1,269)	(4,612)
Cash and cash equivalents, beginning of period	9,509	12,474
Cash and cash equivalents, end of period	$8,240	$7,862

Supplemental Cash Flow Information
Interest paid	$2,465	$3,924
Accrued pre-acquisition costs	100	34
Texas gross margins taxes paid, net of reimbursement	71	110
Accrued capitalized acquisition costs	27	-
Accrued deferred loan costs	-	56
Accrued pre-offering costs	-	1,050

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

June 30, 2017

Note 1 - Organization and Nature of Business

MedEquities Realty Trust, Inc. (the “Company”), which was incorporated in the state of Maryland on April 23, 2014, is a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of June 30, 2017, the Company had investments of $494.7 million, net in 25 real estate properties and two mortgage notes receivable. The Company owns 100% of all of its properties and investments, other than Baylor Scott & White Medical Center - Lakeway (“Lakeway Hospital”), in which the Company owns a 51% interest through a consolidated partnership (the “Lakeway Partnership”). The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017. During the three and six months ended June 30, 2017, there were no material changes to these policies except as noted below.

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

To qualify for hedge accounting, the Company’s interest rate swaps must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transactions must be, and be expected to remain, probable of occurring in accordance with the Company’s related assertions. All of the Company’s hedges are cash flow hedges.

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the Consolidated Balance Sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designed in qualified cash flow hedging relationships, the change in fair value of the effective portion of the derivatives is recognized in accumulated other comprehensive income (loss), whereas the change in fair value of the ineffective portion is recognized in earnings. Gains and losses are reclassified from accumulated other comprehensive income (loss) into earnings once the underlying hedged transaction is recognized in earnings.

Recent Accounting Developments: On January 1, 2017, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends the accounting for share-based payment transactions, including income tax effects, equity versus liability classification and classification on the statement of cash flows. The adoption of this guidance had no impact on the Company’s consolidated results of operations, financial condition, statement of cash flows or liquidity.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. ASU 2017-01 will be effective for fiscal years, and for interim periods within those fiscal years, beginning January 1, 2018. Early application of this standard is generally allowed for acquisitions acquired after the standard was issued but before the acquisition has been reflected in a Company’s financial statements. The Company has applied the provisions of ASU 2017-01 beginning with its real estate acquisitions in 2017. The adoption of ASU 2017-01 did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” a comprehensive new revenue recognition standard that supersedes most of the existing revenue recognition guidance. This standard’s core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of this standard by one year. This standard is effective beginning after January 1, 2018 and interim periods therein. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company continues to evaluate this standard and preliminary analyses indicate that the standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations and cash flows since the Company’s revenues consist primarily of rental income from leasing arrangements, which are specifically excluded from the guidance in ASU 2014-09.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  The amended guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2020 with early adoption permitted for the fiscal years, and interim periods within those fiscal years, beginning January 1, 2019. The Company is evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements and currently expects that it will not have a material impact.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows - Restricted Cash,” which required that a statement of cash flows explains the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2018. The adoption of this guidance will change the presentation of restricted cash on the Company’s consolidated statement of cash flows; however, it will have no impact on the Company’s consolidated results of operations, financial condition, or liquidity.

Note 3 – Investment Activity

2017 Real Estate Acquisitions

On June 30, 2017, the Company acquired Woodlake at Tolland Nursing & Rehabilitation Center, a 130-bed skilled nursing facility located in Woodlake, Connecticut, from a wholly owned subsidiary of Prospect Medical Holdings, Inc. for an aggregate purchase price of $10.0 million in cash. The property is 100% leased pursuant to a 12-year initial term triple-net lease with two ten-year renewal options at an initial lease rate of 9.0% with annual escalators. This transaction was accounted for as an asset acquisition and approximately $0.1 million of transaction costs were capitalized. The purchase price allocation for this acquisition is preliminary as the valuation is still in progress.

On July 31, 2017, the Company acquired two skilled nursing facilities, totaling 160 licensed beds, located in Indiana from Magnolia Health Systems, Inc. for an aggregate purchase price of $15.0 million in cash. The facilities are 100% leased to Magnolia Health Systems pursuant to a 15-year initial term triple-net master lease with two ten-year renewal options at an initial lease rate of 9.0% with annual escalators.

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

Concentrations of Credit Risks

The following table contains information regarding tenant concentration in the Company’s portfolio, based on the percentage of revenue for the six months ended June 30, 2017 and 2016, related to tenants, or affiliated tenants, that exceed 10% of revenues.

	% of Total Revenue for the six months ended June 30,
	2017	2016
BSW Health (1)	25.3%	-
GruenePointe Holdings	24.9%	33.1%
Life Generations Healthcare	14.8%	20.1%
Fundamental Healthcare	15.2%	19.2%
Vibra Healthcare	13.4%	17.4%

(1)	The Lakeway Hospital lease with Baylor Scott & White Health (“BSW Health”) commenced on September 1, 2016.

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of June 30, 2017, which includes percentage of rental income for the six months ended June 30, 2017 and 2016 (dollars in thousands).

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Six months ended June 30, 2017	Six months ended June 30, 2016
Texas	14	$271,193	53.6%	62.4%	51.0%
California	7	154,727	30.6%	24.7%	33.0%
Nevada	2	49,725	9.8%	9.4%	11.3%
South Carolina	1	20,000	4.0%	3.5%	4.7%
Connecticut (1)	1	10,119	2.0%	0.0%	0.0%
	25	$505,764	100.0%	100.0%	100.0%

(1)	Woodlake at Tolland Nursing and Rehabilitation Center was acquired on June 30, 2017.

Note 4 – Debt

The table below details the Company’s debt balance at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Term loan- secured	$125,000	$-
Revolving credit facility- secured	39,500	144,000
Unamortized deferred financing costs	(759)	-
	$163,741	$144,000

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

The amended credit agreement also includes an accordion feature that allows the total borrowing capacity, including the term loan component, to be increased to up to $700 million, subject to certain conditions, including obtaining additional commitments from lenders. The amount available to borrow under the amended credit facility is limited according to a borrowing base valuation of assets owned by subsidiaries of the Company’s operating partnership. The amended credit facility is secured by a pledge of the Company’s operating partnership’s equity interests in its subsidiaries that own borrowing base assets, which is substantially all of the Company’s assets. The amended credit agreement includes the ability to convert to an unsecured credit facility when certain conditions are met, including the Company having a minimum gross asset value of $1.0 billion, a minimum borrowing base of $500 million, less than 50% leverage and continued compliance with the covenants under the amended credit agreement.

At June 30, 2017 and 2016, the weighted average interest rate under the credit agreement was 3.4% and 3.7%, respectively.

The Company incurred fees associated with the second amended and restated credit facility of approximately $2.7 million, of which $1.9 million is associated with the revolving credit facility. Total costs related to the revolving credit facility were $3.2 million, gross ($2.9 million, net). These costs are included in other assets on the consolidated balance sheet at June 30, 2017 and will be amortized to interest expense through February 2021, the maturity date of the amended revolving credit facility. The total amount of deferred financing costs associated with the term loan was $0.8 million at June 30, 2017. These costs are netted against the balance outstanding on the term loan on the Company’s consolidated balance sheet and will be amortized to interest expense through February 2022, the maturity date of the term loan.

The Company recognized amortization expense of deferred financing costs, included in interest expense on the consolidated statements of income, of $0.2 million and $0.6 million for the three and six months ended June 30, 2017, respectively. Amortization expense of deferred financing costs was $0.9 million and $1.6 million for the three and six months ended June 30, 2016, respectively, which includes approximately $0.3 million of unamortized deferred financing costs associated with a credit facility amendment that was expensed in May 2016.

The maximum available capacity under the credit facility was $262.1 million at June 30, 2017. At August 8, 2017, the Company had $205.5 million in borrowings outstanding, of which $80.5 million was outstanding under the revolving credit facility with a weighted average interest rate of 2.98% and $125.0 million was outstanding on the term loan. As of August 8, 2017, the Company had $56.6 million in additional borrowing capacity under the revolving credit facility, based on its current borrowing base assets.

Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, on February 10, 2017, the Company entered into four interest rate swap agreements, effective April 10, 2017, on the full $125 million term loan to fix the variable LIBOR interest rate at 1.84%, plus the LIBOR spread under the amended credit agreement, which was 1.75% at August 8, 2017.

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

Amounts reported in accumulated other comprehensive income (loss) related to these interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next 12 months, the Company estimates that an additional $0.6 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.

The fair value of the Company’s derivative financial instruments at June 30, 2017 was a liability of approximately $0.1 million and was included in accounts payable and accrued liabilities on the consolidated balance sheet. The Company did not have any derivative financial instruments at December 31, 2016.

The table below details the location in the financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2017 (dollars in thousands). The Company did not have any interest rate derivatives for the three and six months ended June 30, 2016.

	Three months ended June 30, 2017	Six months ended June 30, 2017
Amount of loss recognized in other comprehensive loss	$(726)	$(356)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(233)	(233)
Total other comprehensive loss	$(493)	$(123)

As of June 30, 2017, the fair value of the interest rate swaps in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was approximately $0.2 million. As of June 30, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any provisions of the agreements. If the Company had breached any of these provisions, it could have been required to settle any obligations under the agreements at their aggregate termination value of $0.2 million at June 30, 2017.

Covenants

The second amended and restated credit agreement contains customary financial and operating covenants, including covenants relating to the Company’s total leverage ratio, fixed charge coverage ratio, tangible net worth, maximum distribution/payout ratio and restrictions on recourse debt, secured debt and certain investments. The credit agreement also contains customary events of default, in certain cases subject to customary cure periods, including among others, nonpayment of principal or interest, material breach of representations and warranties, and failure to comply with covenants. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the credit agreement. The Company was in compliance with all financial covenants as of June 30, 2017.

Note 5 - Incentive Plan

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into OP units. As of June 30, 2017, the Plan had 3,356,723 shares authorized for issuance with 2,261,930 shares available for future issuance, subject to certain adjustments set forth in the Plan.

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

Restricted Stock Units

The Company’s restricted stock unit (“RSU”) awards represent the right to receive unrestricted shares of common stock based on the achievement of Company performance objectives as determined by the Company’s compensation committee.  Grants of RSUs prior to 2016 generally entitle recipients to shares of common stock equal to 0% up to 100% of the number of RSUs granted at the vesting date, based on two independent criteria measured over a three-year period – (i) the Company’s absolute total stockholder return (“TSR”) and (ii) Company’s TSR relative to the MSCI US REIT Index (symbol: RMS).  Grants of RSUs in 2016, granted on December 30, 2016, generally entitle recipients to shares of common stock equal to 0% up to 150% of the number of RSUs granted at the vesting date, based on four independent criteria measured over a three-year period – (i) the Company’s growth in gross real estate investments, (ii) the Company’s growth in Adjusted Funds From Operations (“AFFO”) per share, (iii) the Company’s absolute TSR and (iv) the Company’s TSR relative to the FTSE NAREIT Equity Healthcare REIT Index.

RSUs are not eligible to vote or subject to receive dividend equivalents prior to vesting.  Dividend equivalents are credited to the recipient and are paid only to the extent the applicable criteria are met, the RSUs vest, and the related common stock is issued.

The grant date fair value of RSUs subject to vesting based on the Company’s absolute TSR and TSR relative to a REIT index is estimated using a Monte Carlo simulation that utilizes inputs such as expected future volatility of the Company’s common stock, volatilities of certain peer companies included in the applicable indexes upon which the relative TSR performance is measured, estimated risk-free interest rate and the expected service periods of three years.  The grant date fair value of RSUs subject to vesting based on the Company’s growth in gross real estate investments and the Company’s growth in AFFO per share is determined based on the market value of the Company’s common stock on the date of grant.  The Company assesses the probability of achievement of the growth in gross real estate investments and growth in AFFO per share and records expense for the awards based on the probable achievement of these metrics. The Company recognizes the cost of RSUs ratably over the vesting period.

The following table summarizes the stock-based award activity for the six months ended June 30, 2017 and 2016:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2016	352,793	$14.57	575,775	$8.51
Granted	33,780	11.10	-	-
Vested	(11,110)	15.00	-	-
Cancelled	(5,368)	15.00	-	-
Forfeited	-	-	-	-
Outstanding as of June 30 2017	370,095	$14.24	575,775	$8.51

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2015	280,080	$15.49	359,025	$7.91
Granted	16,665	15.00	-	-
Vested	(5,555)	15.00	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2016	291,190	$15.47	359,025	$7.91

All of the shares that vested during the six months ended June 30, 2017 and 2016 related to grants of restricted shares to non-employee directors. RSUs are included in the preceding tables as if the participants earn shares equal to 100% of the units granted. All cancelled shares for the six months ended June 30, 2017 relate to non-employee director compensation and is described in Note 7 under the heading “Arrangements with BlueMountain.”

Subsequent to June 30, 2017, 109,283 restricted shares of common stock granted to certain employees of the Company and non-employee directors vested. Of the restricted shares that vested, 18,611 shares were surrendered by employees to satisfy their tax obligation. In addition, 158,927 RSUs previously granted to employees in 2014 did not vest and were forfeited because the criteria for vesting were not achieved.

The table below summarizes compensation expense related to share-based payments, included in general and administrative expenses, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Restricted stock	$526	$411	$1,074	$821
Restricted stock units	408	236	816	473
Stock-based compensation	$934	$647	$1,890	$1,294

The remaining unrecognized cost from stock-based awards at June 30, 2017 was approximately $4.1 million and will be recognized over a weighted-average period of 1.8 years.

Note 6 - Commitments and Contingencies

Commitments

On August 7, 2017, the Company entered into a purchase and sale agreement to acquire four behavioral health and substance abuse treatment facilities from subsidiaries of AAC Holdings, Inc. for an aggregate purchase price of $25.0 million in cash. The facilities are comprised of two standalone intensive outpatient treatment facilities in Las Vegas, Nevada and Arlington, Texas, a 110-bed sober living facility in Las Vegas, and a 56-bed sober living facility in Arlington that is expected to expand to 131 beds by the end of 2017. The acquisition is expected to close in the third quarter of 2017, subject to customary closing conditions. Upon closing, the properties will be 100% leased to AAC Holdings pursuant to a 15-year initial term triple-net master lease with two five-year renewal options at an initial lease rate of 8.75% with annual escalators.

In April 2017, the Company agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. The Company will provide advances over an estimated 12-month period as construction occurs. The base rent associated with this property will be increased by an amount equal to 9.25% of the amount advanced, as advances are made. As of August 8, 2017, approximately $0.4 million has been funded pursuant to this commitment.

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

On May 3, 2017, the Company’s board of directors declared a cash dividend of $0.21 per share. The dividend was paid on May 31, 2017 to stockholders of record on May 17, 2017.

On August 2, 2017, the Company’s board of directors declared a cash dividend of $0.21 per share. The dividend will be paid on August 30, 2017 to stockholders of record on August 16, 2017.

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

Noncontrolling interest

The Company owns Lakeway Hospital through a consolidated partnership, which, based on a total equity cash contribution of $2.0 million, is owned 51% by the Company and 49% by an entity that is owned indirectly by a physicians group and a non-physician investor. The partnership was formed on March 20, 2015. The Company’s equity contribution to the Lakeway Partnership was $1.0 million, and the Company’s transfer of the original $50.0 million note and $23.0 million of cash to the Lakeway Partnership was structured as an intercompany $73.0 million loan (the “Lakeway Intercompany Mortgage Loan”) to the Lakeway Partnership that is secured by a first mortgage lien on Lakeway Hospital. The Lakeway Intercompany Mortgage Loan has a ten-year term and requires payments of principal and interest at a rate of 8.0% per annum based on a 25-year amortization schedule. The interest rate on the Lakeway Intercompany Mortgage Loan will reset after five years based upon then-current market rates. At June 30, 2017 and December 31, 2016, the Lakeway Intercompany Mortgage Loan had an outstanding principal balance of $71.3 million and $71.8 million, respectively.

Distributions to the noncontrolling interest holder in the Lakeway Partnership subsequent to June 30, 2017 were approximately $0.3 million.

Note 8 - Earnings per Share

The Company applies the two-class method for determining earnings per common share as its outstanding restricted shares of common stock with non-forfeitable dividend rights are considered participating securities. The following table sets forth the computation of earnings per common share for the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2017	2016	2017	2016
Net income (loss)	$5,732	$(3,645)	$11,207	$1,206
Less: Net (income) loss attributable to noncontrolling interest	(936)	2,841	(1,880)	1,486
Less: Dividends on preferred shares	-	(2,465)	-	(4,930)
Net income (loss) attributable to common stockholders	4,796	(3,269)	9,327	(2,238)
Less: Allocation to participating securities	(78)	(61)	(157)	(61)
Net income (loss) available to common stockholders	$4,718	$(3,330)	$9,170	$(2,299)

Denominator
Basic weighted-average common shares	31,404	10,959	31,410	10,959
Dilutive potential common shares	83	-	41	-
Diluted weighted-average common shares	31,487	10,959	31,451	10,959

Basic and diluted earnings (loss) per common share	$0.15	$(0.30)	$0.29	$(0.21)

The effects of RSUs outstanding were excluded from the calculation of diluted income per share for the three and six months ended June 30, 2016 because their effects were not dilutive.

Note 9 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate swaps liability, which is included in accounts payable and accrued liabilities on the consolidated balance sheet, is approximately $0.1 million at June 30, 2017. The Company did not have any financial assets or liabilities measured at fair value at December 31, 2016. See Note 4 for further discussion regarding the Company’s interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of June 30, 2017 due to their short-term nature (Level 1). The fair value of the Company’s mortgage and other notes receivable as of June 30, 2017 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

At June 30, 2017, the Company’s indebtedness was comprised of borrowings under the credit facility, including both a term loan and revolver component, that bear interest at LIBOR plus a margin. The fair value of borrowings under the credit facility is considered to be equivalent to their carrying value as the debt is at variable rates currently available and resets on a monthly basis.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible. As of June 30, 2017, the fair value of the Company’s $22.5 million mortgage notes receivable was estimated to be approximately $22.6 million.

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

Forward-Looking Statements

We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, discussion and analysis of our future financial condition, results of operations, funds from operations, adjusted funds from operations, our strategic plans and objectives, cost management, potential property acquisitions, anticipated capital expenditures (and access to capital), amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “might,” “should,” “result” and variations of these words and other similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Factors that may impact forward-looking statements include, among others, the following:

•	risks and uncertainties related to the national, state and local economies, particularly the economies of Texas, California, and Nevada, and the real estate and healthcare industries in general;
•	availability and terms of capital and financing;
•	the ability of certain of our tenants to improve their operating results, which may not occur on the schedule or to the extent that we anticipate, or at all;
•	the impact of existing and future healthcare reform legislation on our tenants, borrowers and guarantors;
•	adverse trends in the healthcare industry, including, but not limited to, changes relating to reimbursements available to our tenants by government or private payors;
•	our tenants’ ability to make rent payments, particularly those tenants comprising a significant portion of our portfolio and those tenants occupying recently developed properties;
•	adverse effects of healthcare regulation and enforcement on our tenants, operators, borrowers, guarantors, and managers, and us;
•	our guarantors’ ability to ensure rent payments;
•	our possible failure to maintain our qualification as a real estate investment trust (“REIT”) and the risk of changes in laws governing REITs;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	our ability to identify and consummate attractive acquisitions and other investment opportunities;
•	our ability to source off-market and target-marketed deal flow;
•	fluctuations in mortgage and interest rates;
•	risks and uncertainties associated with property ownership and development;
•	failure to integrate acquisitions successfully;
•	potential liability for uninsured losses and environmental liabilities; and
•	the potential need to fund improvements or other capital expenditures out of operating cash flow.

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this report and identified in other documents we file with the Securities and Exchange Commission from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview and Background

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. We were formed on April 23, 2014 and commenced operations upon the completion of our private placements on July 31, 2014 and had no predecessor entity. As of June 30, 2017, we had investments of $472.3 million, net in 25 real estate properties that contain a total of 2,475 licensed beds. Our properties as of June 30, 2017 were located in Texas, California, Nevada, South Carolina and Connecticut and included 18 skilled nursing facilities, two acute care hospitals, two long-term acute care hospitals, one assisted living facility, one inpatient rehabilitation facility and one medical office building. In addition, we have two mortgage notes receivable totaling $22.5 million. As of June 30, 2017, our triple-net leased portfolio was 100% leased and had lease expirations ranging from July 2026 to March 2032.

Our strategy is to become an integral capital partner with high-quality, facility-based, growth-minded providers of healthcare services, primarily through net-leased real estate investments, and to continue to diversify over time based on our facility types, tenants and geographic locations. We invest primarily in real estate across the acute and post-acute spectrum of care, where our management team has extensive experience and relationships and which we believe differentiates us from other healthcare real estate investors. We believe acute and post-acute healthcare facilities have the potential to provide higher risk-adjusted returns compared to other forms of net-leased real estate assets due to the specialized expertise and insight necessary to own, finance and operate these properties, which are factors that tend to limit competition among owners, operators and finance companies. We target healthcare providers or operators that provide higher acuity services, are experienced, growth-minded and that we believe have shown an ability to successfully navigate a changing healthcare landscape. We believe that by investing in facilities that span the acute and post-acute spectrum of care, we will be able to adapt to, and capitalize on, changes in the healthcare industry and support, grow and develop long-term relationships with providers that serve the highest number of patients at the highest-yielding end of the healthcare real estate market. We expect to invest primarily in the following types of healthcare properties: acute care hospitals, skilled nursing facilities, short-stay surgical and specialty hospitals (such as those focusing on orthopedic, heart, and other dedicated surgeries and specialty procedures), dedicated specialty hospitals (such as inpatient rehabilitation facilities, long-term acute care hospitals and facilities providing psychiatric care), large and prominent physician clinics, diagnostic facilities, outpatient surgery centers, behavioral and mental health facilities, and facilities designated as seniors housing and assisted living, including memory care, and facilities that support these services, such as medical office buildings. Over the long-term, we expect our portfolio to be balanced equally between acute and post-acute facilities, although the balance may fluctuate from time to time due to the impact of individual transactions.

Recent Developments

2017 Real Estate Investments

On August 1, 2017, we funded a $6.7 million mortgage note receivable to a subsidiary of Medistar Corporation, which is secured by land and an existing building in Webster, Texas.  Interest accrues at a rate of 10% per annum and is payable upon the maturity date of the loan on December 31, 2017.  The borrower intends to redevelop the existing property into an integrated medical facility with approximately 48,000 rentable square feet with construction expected to commence in the fourth quarter of 2017.  We are considering funding the redevelopment of the facility through a construction mortgage note receivable totaling approximately $15.5 million, which would replace the existing mortgage note receivable and may include an option to purchase the property in a sale-leaseback transaction upon satisfactory completion of the redevelopment.

On July 31, 2017, we acquired two skilled nursing facilities, totaling 160 licensed beds, located in Indiana from Magnolia Health Systems, Inc. for an aggregate purchase price of $15.0 million in cash. The facilities are 100% leased to Magnolia Health Systems pursuant to a 15-year triple-net master lease with two ten-year extension options at an initial lease rate of 9.0% with annual escalators of 1.0% on the first anniversary of the commencement date and 2.0% on the second anniversary of the commencement date and every year thereafter during the master lease term, including any renewals.

On June 30, 2017, we acquired Woodlake at Tolland Nursing & Rehabilitation Center, a 130-bed skilled nursing facility located in Woodlake, Connecticut, from a wholly owned subsidiary of Prospect Medical Holdings, Inc. for an aggregate purchase price of $10.0 million in cash. The property is 100% leased pursuant to a 12-year initial term triple-net lease with two ten-year extension options at an initial lease rate of 9.0% with annual escalators of 1.5% on the first three anniversaries of the commencement date and 2.0% on the fourth anniversary of the commencement date and every year thereafter during the master lease term, including any renewals.

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

Properties Under Contract

On August 7, 2017, we entered into a purchase and sale agreement to acquire four behavioral health and substance abuse treatment facilities from subsidiaries of AAC Holdings, Inc. for an aggregate purchase price of $25.0 million in cash. The facilities are comprised of two standalone intensive outpatient treatment facilities in Las Vegas, Nevada and Arlington, Texas, a 110-bed sober living facility in Las Vegas, and a 56-bed sober living facility in Arlington that is expected to expand to 131 beds by the end of 2017. The acquisition is expected to close in the third quarter of 2017, subject to customary closing conditions. Upon closing, the properties will be 100% leased to AAC Holdings pursuant to a 15-year initial term triple-net master lease with two five-year extension options at an initial lease rate of 8.75% with annual escalators of 1.5% on the first three anniversaries of the commencement date. On the fourth anniversary of the commencement date and every year thereafter during the master lease term, including any renewals, base rent will increase by the percentage increase in the consumer price index over the prior 12 months; provided, however, the percentage increase shall never be less than 1.5% and never more than 3.0%.

Fundamental Healthcare Lease Modifications

In April 2017, we restructured the four existing leases with affiliates of Fundamental Healthcare on Mountain’s Edge Hospital, Horizon Specialty Hospital of Henderson, Physical Rehabilitation and Wellness Center of Spartanburg (formerly known as Magnolia Place of Spartanburg), and Mira Vista Court to combine them into a single triple-net master lease. The master lease, which was effective March 20, 2017, is for an initial term of 12 years for the Spartanburg and Mira Vista properties, and an initial term of 15 years for the Horizon and Mountain’s Edge properties. The master lease includes two separate renewal terms of five years. Initial annualized base rent under the master lease is approximately $8.5 million and will increase on the first three anniversaries of the commencement date by the lesser of the percentage increase in the consumer price index over the prior 12 months and 1.5%. On the fourth anniversary of the commencement date and every year thereafter during the master lease term, including any renewals, base rent will increase by 2.0% annually.

Mountain’s Edge Hospital Expansion Funding

Pursuant to the Fundamental Healthcare master lease, we agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. We will provide advances over an estimated 12-month period as construction occurs. The base rent under the master lease will be increased by an amount equal to 9.25% of the amount advanced, as advances are made. As of June 30, 2017, approximately $0.4 million has been funded pursuant to this commitment.

Amended and Restated Credit Facility

In February 2017, we entered into an amended and restated credit agreement, which provides for a $300 million revolving credit facility and a $125 million term loan. For additional information see “—Liquidity and Capital Resources” below.

Portfolio Summary

At June 30, 2017, our portfolio was comprised of 25 healthcare facilities and two healthcare-related debt investments as presented in the tables below (dollars in thousands). We own 100% of all of our properties and investments, other than Baylor Scott & White Medical Center - Lakeway (“Lakeway Hospital”), in which we own a 51% interest through a consolidated partnership (the “Lakeway Partnership”).

Healthcare Facilities

Property	Property Type (1)	Gross Investment	Lease Expiration(s)
Texas SNF Portfolio (10 properties)	SNF	$145,142	July 2030
Life Generations Portfolio (6 properties)	SNF- 5; ALF- 1	96,697	March 2030
Lakeway Hospital (2)	ACH	75,056	August 2031
Kentfield Rehabilitation & Specialty Hospital	LTACH	58,030	December 2029
Mountain's Edge Hospital	ACH	29,715	March 2032
Horizon Specialty Hospital of Henderson	LTACH	20,010	March 2032
Physical Rehabilitation and Wellness Center of Spartanburg (formerly Magnolia Place of Spartanburg)	SNF	20,000	March 2029
Vibra Rehabilitation Hospital of Amarillo	IRF	19,399	September 2030
Mira Vista Court	SNF	16,000	March 2029
North Brownsville Medical Plaza (3)	MOB	15,596	August 2017- July 2018
Woodlake at Tolland Nursing and Rehabilitation Center	SNF	10,119	June 2029
Total		$505,764
(1)	LTACH- Long-Term Acute Care Hospital; SNF- Skilled Nursing Facility; MOB- Medical Office Building; ALF- Assisted Living Facility; ACH- Acute Care Hospital; IRF- Inpatient Rehabilitation Facility.
(2)	We own the facility through the Lakeway Partnership, a consolidated partnership which, based on total equity contributions of $2.0 million, is owned 51% by us.
(3)	We are the lessee under a ground lease that expires in 2081, with two ten-year extension options, and provides for annual base rent of approximately $0.2 million in 2017.

Debt Investments

Loan	Borrower(s)	Principal Amount	Term	Initial Interest Rate	First Lien Mortgage	Guarantors
Vibra Mortgage Loan	Vibra Healthcare, LLC and Vibra Healthcare II, LLC	$10,000	5/20 years (1)	9.0%	Vibra Hospital of Western Massachusetts	Vibra Healthcare Real Estate Company II, LLC and Vibra Hospital of Western Massachusetts, LLC
Advanced Diagnostics Hospital East Mortgage Loan	AD RE East Hospital LLC	$12,500	1 year (2)	9.6%	AD Hospital East	Atul Chopra, M.D., Chopra Imaging Centers, and AD Hospital East, LLC
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

Summary of Investments by Type

The following table summarizes our investments in healthcare facilities and mortgage notes receivable by type as of and for the six months ended June 30, 2017 (dollars in thousands). Revenue includes rental income and interest on mortgage notes receivable.

	Properties/ Debt Investments	Gross Investment	% of Gross Investment	Revenue
Skilled nursing facilities/ Assisted living facility (1)	19	$287,958	54.4%	$13,315
Acute care hospitals	2	104,771	19.8%	9,334
Long-term acute care hospitals	2	78,040	14.8%	3,566
Inpatient rehabilitation facility	1	19,399	3.7%	798
Medical office building	1	15,596	3.0%	1,113
Mortgage notes receivable	2	22,500	4.3%	962
	27	$528,264	100.0%	$29,088

(1)	Includes one assisted living facility connected to a skilled nursing facility.

Geographic Concentration

The following table contains information regarding the geographic concentration of the healthcare facilities in our portfolio as of June 30, 2017 and for the six months ended June 30, 2017 and 2016 (dollars in thousands).

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Six months ended June 30, 2017	Six months ended June 30, 2016
Texas	14	$271,193	53.6%	62.4%	51.0%
California	7	154,727	30.6%	24.7%	33.0%
Nevada	2	49,725	9.8%	9.4%	11.3%
South Carolina	1	20,000	4.0%	3.5%	4.7%
Connecticut	1	10,119	2.0%	0.0%	0.0%
	25	$505,764	100.0%	100.0%	100.0%

Tenant Concentration

The following table contains information regarding the largest tenants, guarantors and borrowers in our portfolio as a percentage of total revenues for the six months ended June 30, 2017 and 2016 and as a percentage of total real estate assets (gross real estate properties and mortgage notes receivable) as of June 30, 2017 and December 31, 2016.

	% of Total Revenue for the six months ended June 30,		% of Total Real Estate Assets
	2017	2016	June 30, 2017	December 31, 2016
BSW Health (1)	25.3%	-	14.2%	14.9%
GruenePointe Holdings	24.9%	33.1%	27.5%	28.7%
Life Generations Healthcare	14.8%	20.1%	18.3%	19.2%
Fundamental Healthcare	15.2%	19.2%	16.2%	16.9%
Vibra Healthcare	13.4%	17.4%	16.6%	17.3%

(1)	The Lakeway Hospital lease with Baylor Scott & White Health (“BSW Health”) commenced on September 1, 2016.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2016 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, stock-based compensation, and our accounting policy on consolidation, which are included in the 2016 Annual Report on Form 10-K, which was filed with the SEC on February 27, 2017. During the six months ended June 30, 2017, there were no material changes to these policies.

Factors That May Influence Future Results of Operations

Our revenues are derived from rents earned pursuant to the lease agreements entered into with our tenants and from interest income from loans that we make to other facility owners. Our tenants operate in the healthcare industry, generally providing medical, surgical, behavioral and rehabilitative care to patients. The capacity of our tenants/borrowers to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory and market conditions that may affect their profitability, which could impact our results of operations. Accordingly, we actively monitor certain key factors, including changes in those factors that we believe may provide early indications of conditions that may affect the level of risk in our lease and loan portfolio.

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

In addition, as of June 30, 2017, our 67,682 square foot medical office building had a total of 10 tenants under leases for approximately 54,517 square feet that provided for annualized base rent (base rent, including estimated property operating expenses that are reimbursable by tenants, for the month ended June 30, 2017, multiplied by twelve) of approximately $2.3 million with expiration dates ranging from August 2017 to July 2018. The nine leases scheduled to expire during the next twelve months provide for approximately $2.1 million of annualized base rent. We are currently in negotiations to renew these leases or are marketing the spaces to potential new tenants, but we have not entered into any renewals or new leases as of August 8, 2017. If all nine leases renew or re-lease at the currently expected rates, total annualized base rent would decrease by approximately $0.3 million. We can provide no assurances regarding the timing of entering into renewals or new leases for the expiring leases or that these leases will renew or re-lease at our currently expected rates or at all.

Results of Operations

Three Months Ended June 30, 2017 Compared to June 30, 2016 (dollars in thousands)

	For the three months ended		Change
	June 30, 2017	June 30, 2016	$	%
Revenues
Rental income	$14,287	$6,354	$7,933	125%
Interest on mortgage notes receivable	529	229	300	131%
Interest on notes receivable	9	10	(1)	(10%)
Total revenues	14,825	6,593	8,232	125%
Expenses
Depreciation and amortization	3,627	3,429	198	6%
Property related	477	344	133	39%
Acquisition related	263	442	(179)	(40%)
Franchise, excise and other taxes	(60)	30	(90)	(300%)
Bad debt expense	-	216	(216)	(100%)
General and administrative	2,979	2,553	426	17%
Total operating expenses	7,286	7,014	272	4%
Operating income	7,539	(421)	7,960	(1,891%)

Other income (expense)
Interest and other income	1	2	(1)	(50%)
Interest expense	(1,808)	(3,226)	1,418	(44%)
	(1,807)	(3,224)	1,417	(44%)

Net income	$5,732	$(3,645)	$9,377	(257%)
Less: Preferred stock dividends	-	(2,465)	2,465	(100%)
Less: Net income attributable to noncontrolling interest	(936)	2,841	(3,777)	(133%)
Net income attributable to common stockholders	$4,796	$(3,269)	$8,065	(247%)

Total revenues for the three months ended June 30, 2017 increased approximately $8.2 million, or 125%, over the prior-year period as a result of a $7.9 million increase in rental income and a $0.3 million increase in interest on mortgage notes receivable related to the addition of the Advanced Diagnostics Hospital East mortgage loan on January 30, 2017. The change in rental income reflects a $7.5 million increase in straight-line rent at Lakeway Hospital that resulted primarily from a $6.7 million write-off of straight-line rent in the second quarter of 2016 that occurred upon reaching agreement with BSW Health to an operator change and termination of the prior tenant’s lease. Additionally, rental income was favorably impacted by approximately $0.3 million related to the Fundamental Healthcare lease modifications described above and an approximately $0.1 million increase in operating expense reimbursements.

Total operating expenses for the three months ended June 30, 2017 increased approximately $0.3 million, or 4%, over the prior-year period comprised primarily of (i) an increase in general and administrative expenses of approximately $0.4 million, resulting from $0.3 million in additional stock-based compensation expense related to the December 30, 2016 and January 1, 2017 equity grants; and (ii) an increase in depreciation expense related to the elimination of the Kearny Mesa earn-out in the prior-year period. These increases were partially offset by $0.2 million in lower acquisition related costs based on the timing of incurring such costs and the status of projects under pursuit and approximately $0.2 million in bad debt expense recorded in the second quarter of 2016 associated with the operator change at Lakeway Hospital.

Interest expense for the three months ended June 30, 2017 decreased approximately $1.4 million, or 44%, over the prior-year period. This decrease was comprised of the following:

•

A decrease of approximately $0.8 million in interest and unused credit facility fees as a result of (i) an approximately $89.9 million decrease in the weighted-average outstanding balance under the credit facility for the three months ended June 30, 2017 compared to the prior-year period and (ii) a decrease in the weighted-average interest rate under the credit facility, including the effect of the interest rate swap agreements, to 3.4% for the three months ended June 30, 2017 from 3.7% for the prior-year period; and

•

A decrease of approximately $0.6 million in amortization of deferred financing costs, primarily associated with the amendment and restatement of the credit agreement in February 2017, which extended the maturity dates of amounts due under the revolving credit facility to February 2021 and added the term loan with a maturity date in February 2022.

Earnings attributable to noncontrolling interest represent the proportionate share of our partner in the operating results of the consolidated Lakeway Partnership.  The net income attributable to noncontrolling interest was $0.9 million for the three months ended June 30, 2017, compared to a $2.8 million loss for the prior-year period. The increase relates to the the noncontrolling interest holder’s proportionate share of the $7.5 million increase in straight-line rent and $0.2 million decrease in bad debt resulting from reaching agreement to an operator change to BSW Health at Lakeway Hospital and the termination of the prior tenant’s lease.

Six Months Ended June 30, 2017 Compared to June 30, 2016 (dollars in thousands)

	For the six months ended		Change
	June 30, 2017	June 30, 2016	$	%
Revenues
Rental income	$28,126	$20,958	$7,168	34%
Interest on mortgage notes receivable	962	458	504	110%
Interest on notes receivable	19	25	(6)	(24%)
Total revenues	29,107	21,441	7,666	36%
Expenses
Depreciation and amortization	7,245	7,088	157	2%
Property related	829	665	164	25%
Acquisition costs	329	459	(130)	(28%)
Franchise, excise and other taxes	26	135	(109)	(81%)
Bad debt expense	-	216	(216)	(100%)
General and administrative	6,150	5,324	826	16%
Total operating expenses	14,579	13,887	692	5%
Operating income	14,528	7,554	6,974	92%

Other income (expense)
Interest and other income	2	3	(1)	(33%)
Interest expense	(3,323)	(6,351)	3,028	(48%)
	(3,321)	(6,348)	3,027	(48%)

Net income	$11,207	$1,206	$10,001	829%
Less: Preferred stock dividends	-	(4,930)	4,930	(100%)
Less: Net (income) loss attributable to noncontrolling interest	(1,880)	1,486	(3,366)	(227%)
Net income (loss) attributable to common stockholders	$9,327	$(2,238)	$11,565	(517%)

Total revenues for the six months ended June 30, 2017 increased approximately $7.7 million, or 36%, over the prior-year period as a result of a $7.2 million increase in rental income and a $0.5 million increase in interest on mortgage notes receivable related to the addition of the Advanced Diagnostics Hospital East mortgage loan on January 30, 2017. The change in rental income was primarily a result of a $6.6 million increase attributable to Lakeway Hospital, which was mainly related to the write-off of straight-line rent in the second quarter of 2016 upon reaching agreement with BSW Health to an operator change at Lakeway Hospital and termination of the prior tenant’s lease. Additionally, rental income was favorably impacted by approximately $0.3 million related to the Fundamental Healthcare lease modifications described above and a $0.1 million increase related to operating expense reimbursements.

Total operating expenses for the six months ended June 30, 2017 increased approximately $0.7 million, or 5%, over the prior-year period comprised primarily of (i) an increase in general and administrative expenses of approximately $0.8 million, of which approximately $0.6 million related to the December 30, 2016 and January 1, 2017 equity grants; and (ii)  an increase in depreciation expense from adjustments made to purchase price allocations on Kearny Mesa and Vibra Rehabilitation Hospital of Amarillo during the six months ended June 30, 2016. These increases were partially offset by $0.2 million in lower acquisition related costs based on the timing of incurring such costs and the status of projects under pursuit and approximately $0.2 million in bad debt expense recorded in the second quarter of 2016 associated with the operator change at Lakeway Hospital.

Interest expense for the six months ended June 30, 2017 decreased approximately $3.0 million, or 48%, over the prior-year period. This decrease was comprised of the following:

•

A decrease of approximately $2.0 million in interest and unused credit facility fees as a result of (i) an approximately $92.1 million decrease in the weighted-average outstanding balance under the credit facility for the six months ended June 30, 2017 compared to the prior-year period and (ii) a decrease in the weighted-average interest rate under the credit facility, including the effect of the interest rate swap agreements, to 3.0% for the six months ended June 30, 2017 from 3.7% for the prior-year period; and

•

A decrease of approximately $1.0 million in amortization of deferred financing costs, primarily associated with the amendment and restatement of the credit agreement in February 2017, which extended the maturity dates of amounts due under the revolving credit facility to February 2021 and added the term loan with a maturity date in February 2022.

Earnings attributable to noncontrolling interest represent the proportionate share of our partner in the operating results of the consolidated Lakeway Partnership.  The net income attributable to noncontrolling interest was $1.9 million for the six months ended June 30, 2017, compared to a $1.5 million loss for the prior-year period. The change represents the noncontrolling interest holder’s proportionate share of the $6.6 million increase in rental income and $0.2 million decrease in bad debt expense resulting from the agreement to an operator change to BSW Health at Lakeway Hospital and the termination of the prior tenant’s lease.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our primary sources of cash include operating cash flows, borrowings, including borrowings under our revolving credit facility and secured term loan, and net proceeds from equity issuances. Our primary uses of cash include funding acquisitions and investments consistent with our investment strategy, repaying principal and interest on outstanding borrowings, making distributions to our stockholders, funding our operations and paying accrued expenses. At June 30, 2017, we had $8.2 million of cash and cash equivalents.

Our long-term liquidity needs consist primarily of funds necessary to pay for the costs of acquiring additional healthcare properties and making additional loans and other investments, including funding potential future developments and redevelopments, and principal and interest payments on our debt. In addition, although the terms of our net leases generally obligate our tenants to pay capital expenditures necessary to maintain and improve our net-leased properties, we from time to time may fund the capital expenditures for our net-leased properties through loans to the tenants or advances, some of which may increase the amount of rent payable with respect to the properties. We may also fund the capital expenditures for any multi-tenanted properties, which currently include our one medical office building. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including limited partnership units in our operating partnership) or debt offerings, net cash provided by operations, borrowings under our revolving credit facility, long-term mortgage indebtedness and other secured and unsecured borrowings.

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

Credit Agreement

In February 2017, we entered into a second amended and restated credit agreement, which provides for a $300 million secured revolving credit facility that matures on February 10, 2021 and a $125 million secured term loan that matures on February 10, 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee. The new facility replaced our prior $300 million secured revolving credit facility, which was scheduled to mature in November 2017.

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

At June 30, 2017 and June 30, 2016, the weighted average interest rate under our credit facility was 3.4% and 3.7%, respectively. The weighted average balance outstanding under the credit agreement was approximately $154.8 million and $247.0 million for the six months ended June 30, 2017 and 2016, respectively.

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

At August 8, 2017, we had $205.5 million outstanding under amended credit facility, which was comprised of $80.5 million under the revolving credit facility and $125 million under the term loan, and we had $56.6 million in additional available borrowing capacity under the revolving credit facility, based on our current borrowing base assets.  The interest rate under the amended credit facility was 2.98% as of August 8, 2017.

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

Interest Rate Swap Agreements

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On February 10, 2017, we entered into interest rate swap agreements, effective on April 10, 2017, on the full $125 million on the term loan to fix the variable LIBOR rate at 1.84%, plus the LIBOR spread under the amended credit agreement, which was 1.75% at August 8, 2017.

Sources and Uses of Cash

The sources and uses of cash reflected in our consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are summarized below (dollars in thousands):

	For the six months ended June 30,
	2017	2016	Change
Cash and cash equivalents at beginning of period	$9,509	$12,474	$(2,965)
Net cash provided by operating activities	19,585	12,848	6,737
Net cash used in investing activities	(23,504)	(247)	(23,257)
Net cash provided by (used in) financing activities	2,650	(17,213)	19,863
Cash and cash equivalents at end of period	$8,240	$7,862	$378

Operating Activities- Cash flows from operating activities increased by $6.7 million during the six months ended June 30, 2017 compared to the same period in 2016. Operating cash flows were primarily impacted by a net increase in cash of $3.3 million related to other operating assets and liabilities and the net $2.4 million increase in deferred revenues based on the timing of rents collected.

Investing Activities- Cash used in investing activities during the six months ended June 30, 2017 increased by $23.3 million compared to the same period in 2016. This is primarily due to the funding of the $12.5 million mortgage note secured by Advanced Diagnostics Hospital East and the $10.0 million acquisition of Woodlake at Tolland Nursing and Rehabilitation Center.

Financing Activities- Cash provided by financing activities was $2.7 million for the six months ended June 30, 2017, compared to cash used by financing activities of $17.2 million for the same period in 2016. The change resulted primarily from a $20.5 million increase in borrowings under the credit facility to fund the Advanced Diagnostics Hospital East mortgage note and the acquisition of Woodlake at Tolland Nursing and Rehabilitation Center during the six months ended June 30, 2017, as well as a $4.9 million decrease in preferred stock dividends due to the redemption of the preferred stock in October 2016.  This was partially offset by (i) an increase of $1.4 million in deferred financing costs related to the credit facility amendments in February 2017 and (ii) a net increase of $7.6 million in dividends paid resulting from the increase in the number of shares of common stock outstanding as a result of our IPO in October 2016.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements.

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

The table below reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and AFFO attributable to common stockholders for the three and six months ended June 30, 2017 and 2016 and is presented using the weighted average common shares as determined in the Company’s computation of earnings per share. The effects of restricted shares of common stock and restricted stock units outstanding were included in the dilutive weighted-average common shares outstanding for the calculation of FFO and AFFO per common share for the three and six months ended June 30, 2016 as their effects were dilutive. Restricted stock units and restricted shares were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2016 because their effects were not dilutive.

The increase in FFO attributable to common stockholders and AFFO attributable to common stockholders for the three and six months ended June 30, 2017 as compared to the same period in the prior year is primarily related to the addition of the Advanced Diagnostics Hospital East mortgage loan on January 30, 2017 and the use of proceeds from our IPO in October 2016 in which we redeemed all outstanding preferred stock and partially repaid amounts outstanding on our credit facility resulting in a lower weighted-average balance. The weighted-average interest rate on borrowings on the credit facility was also reduced as a result of completing our IPO.  Additionally, the FFO attributable to common stockholders for the three and six months ended June 30, 2016 includes the Company’s proportionate share of the straight-line rent write-off resulting from the agreement to an operator change to BSW Health at Lakeway Hospital and the termination of the prior tenant’s lease as discussed above in “—Results of Operations.”

The amounts presented below are in thousands, except per share amounts.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	$4,796	$(3,269)	$9,327	$(2,238)
Real estate depreciation and amortization, net of noncontrolling interest	3,544	3,347	7,080	7,052
FFO attributable to common stockholders	8,340	78	16,407	4,814
Acquisition costs on completed acquisitions	-	2	-	18
Stock-based compensation expense	934	647	1,890	1,294
Deferred financing costs amortization	240	866	562	1,613
Non-real estate depreciation and amortization	134	9	286	18
Straight-line rent expense	39	41	79	83
Straight-line rent revenue, net of noncontrolling interest	(1,179)	2,764	(2,148)	2,111
AFFO attributable to common stockholders	$8,508	$4,407	$17,076	$9,951

Weighted average shares outstanding- earnings per share
Basic	31,404	10,959	31,410	10,959
Diluted	31,487	10,959	31,451	10,959

Net income attributable to common stockholders per share
Basic and diluted	$0.15	$(0.30)	$0.29	$(0.21)

Weighted average common shares outstanding- FFO and AFFO
Basic	31,404	10,959	31,410	10,959
Diluted	31,487	11,082	31,451	11,054

FFO per common share
Basic	$0.27	$0.01	$0.52	$0.44
Diluted	$0.26	$0.01	$0.52	$0.44

AFFO per common share
Basic	$0.27	$0.40	$0.54	$0.91
Diluted	$0.27	$0.40	$0.54	$0.90

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary market risk to which we are exposed is interest rate risk. As of June 30, 2017, we had $39.5 million outstanding under our revolving credit facility and $125.0 million outstanding under our term loan, all of which bears interest at a variable rate, and no other outstanding debt. We entered into interest rate swaps on the term loan that effectively converts it into fixed-rate debt. At June 30, 2017, LIBOR on our outstanding borrowings was 1.21%. Assuming no increase in the amount of our variable-rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $0.4 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced by 100 basis points, our cash flow would increase by approximately $0.4 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2017.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

MedEquities Realty Trust, Inc.

Date: August 8, 2017	By:	/s/ John W. McRoberts
John W. McRoberts
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017	By:	/s/ Jeffery C. Walraven
Jeffery C. Walraven
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amended and Restated Master Lease between MRT of Las Vegas NV – ACH, LLC, MRT of Las Vegas NV – LTACH, LLC, MRT of Fort Worth TX – SNF, LLC and MRT of Spartanburg SC – SNF, LLC as Landlord, and Nashville Leasehold Interest, LLC, as Tenant, dated as of April 27, 2017.

10.2

Master Lease Guaranty, dated as of April 27, 2017, by THI of Baltimore, INC. in favor of MRT of Las Vegas NV – ACH, LLC, MRT of Las Vegas NV – LTACH, LLC, MRT of Fort Worth TX – SNF, LLC and MRT of Spartanburg SC – SNF, LLC as Landlord.

10.3

MedEquities Realty Trust, Inc. Amended and Restated 2014 Equity Incentive Plan (as amended and restated effective May 3, 2017) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2017).

10.4	Letter Agreement, dated March 28, 2017, by and among the Company and certain funds managed by BlueMountain Capital Management, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document