Form 10-Q
period 2017-09-30
MedEquities Realty Trust, Inc.
filed 2017-11-07
CIK 1616314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 2, 2017, the registrant had 31,755,888 shares of common stock outstanding.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Real estate properties
Land	$42,250	$39,584
Building and improvements	489,334	440,927
Intangible lease assets	11,387	11,387
Furniture, fixtures, and equipment	2,981	2,976
Less accumulated depreciation and amortization	(37,547)	(26,052)
Total real estate properties, net	508,405	468,822

Mortgage notes receivable, net	29,120	9,915
Cash and cash equivalents	7,264	9,509
Other assets, net	26,044	31,507
Total Assets	$570,833	$519,753

Liabilities and Equity
Liabilities
Debt, net	$206,782	$144,000
Accounts payable and accrued liabilities	6,376	15,244
Deferred revenue	2,040	2,251
Total liabilities	215,198	161,495

Commitments and contingencies
Equity
Common stock, $0.01 par value. Authorized 400,000 shares; 31,756 and 31,757 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	314	314
Additional paid in capital	374,994	372,615
Dividends declared	(60,935)	(40,951)
Retained earnings	38,426	23,774
Accumulated other comprehensive loss	(8)	-
Total MedEquities Realty Trust, Inc. stockholders' equity	352,791	355,752
Noncontrolling interest	2,844	2,506
Total equity	355,635	358,258
Total Liabilities and Equity	$570,833	$519,753

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental income	$15,114	$13,603	$43,240	$34,561
Interest on mortgage notes receivable	644	231	1,606	689
Interest on notes receivable	8	11	27	36
Total revenues	15,766	13,845	44,873	35,286
Expenses
Depreciation and amortization	3,931	3,617	11,176	10,705
Property related	326	341	1,155	1,006
Acquisition related	33	29	362	488
Franchise, excise and other taxes	50	87	76	222
Bad debt expense	-	-	-	216
General and administrative	3,046	2,436	9,196	7,760
Total operating expenses	7,386	6,510	21,965	20,397
Operating income	8,380	7,335	22,908	14,889

Other income (expense)
Interest and other income	3	191	5	194
Interest expense	(2,117)	(2,792)	(5,440)	(9,143)
	(2,114)	(2,601)	(5,435)	(8,949)

Net income	$6,266	$4,734	$17,473	$5,940
Less: Preferred stock dividends	-	(2,464)	-	(7,394)
Less: Net (income) loss attributable to noncontrolling interest	(941)	(821)	(2,821)	665
Net income (loss) attributable to common stockholders	$5,325	$1,449	$14,652	$(789)

Net income (loss) attributable to common stockholders per share
Basic and diluted	$0.17	$0.12	$0.46	$(0.09)

Weighted average shares outstanding
Basic	31,467	10,964	31,429	10,961
Diluted	31,506	10,964	31,460	10,961

Dividends declared per common share	$0.21	$0.42	$0.63	$0.63

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$6,266	$4,734	$17,473	$5,940
Other comprehensive income:
Increase (decrease) in fair value of cash flow hedge	115	-	(8)	-
Total other comprehensive income (loss)	115	-	(8)	-
Comprehensive income	6,381	4,734	17,465	5,940
Less: comprehensive (income) loss attributable to noncontrolling interest	(941)	(821)	(2,821)	665
Comprehensive income attributable to common stockholders	$5,440	$3,913	$14,644	$6,605

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Dividends	Accumulated other comprehensive	Non- controlling
	Shares	Par Value	Capital	Earnings	Declared	loss	Interest	Total Equity
Balance at December 31, 2016	31,757	$314	$372,615	$23,774	$(40,951)	$-	$2,506	$358,258
Grants of restricted stock	34	-	-	-	-	-	-	-
Issuance of common stock, net of costs	-	-	(20)	-	-	-	-	(20)
Repurchase and cancellation of restricted stock	(5)	-	(50)	-	-	-	-	(50)
Retirement of common stock	(11)	-	-	-	-	-	-	-
Shares surrendered for taxes upon vesting	(19)	-	(224)	-	-	-	-	(224)
Other comprehensive loss	-	-	-	-	-	(8)	-	(8)
Distributions to noncontrolling interest	-	-	-	-	-	-	(2,483)	(2,483)
Stock-based compensation	-	-	2,673	-	-	-	-	2,673
Net income	-	-	-	14,652	-	-	2,821	17,473
Dividends to common stockholders	-	-	-	-	(19,984)	-	-	(19,984)
Balance at September 30, 2017	31,756	$314	$374,994	$38,426	$(60,935)	$(8)	$2,844	$355,635

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$17,473	$5,940
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,776	13,598
Stock-based compensation	2,673	1,927
Straight-line rent receivable	(4,319)	4,703
Straight-line rent liability	118	124
Provision for bad debt	-	216
Write-off of pre-acquisition costs	137	252
Write-off of pre-offering costs	-	89
Changes in operating assets and liabilities
Other assets	10,948	(11,400)
Accounts payable and accrued liabilities	(9,429)	9,721
Deferred revenues	(187)	(2,326)
Net cash provided by operating activities	30,190	22,844
Investing activities
Acquisitions of real estate	(50,138)	(72)
Capital expenditures for real estate	(774)	-
Funding of mortgage notes and note receivable	(19,200)	(1,662)
Repayments of notes receivable	125	1,712
Capitalized pre-acquisition costs, net	(274)	(268)
Capital expenditures for corporate property	(13)	(2)
Net cash used in investing activities	(70,274)	(292)
Financing activities
Proceeds from borrowings on term loan	125,000	-
Net repayments on secured revolving credit facility	(61,500)	(3,400)
Dividends paid to common stockholders	(19,988)	(8,096)
Deferred loan costs	(2,771)	(1,400)
Distributions to noncontrolling interest	(2,483)	(1,573)
Taxes remitted upon vesting of restricted stock	(224)	-
Capitalized pre-offering costs	(102)	(948)
Cancellation of restricted stock	(50)	-
Offering costs	(43)	-
Dividends paid to preferred stockholders	-	(7,398)
Net cash provided by (used in) financing activities	37,839	(22,815)
Decrease in cash and cash equivalents	(2,245)	(263)
Cash and cash equivalents, beginning of period	9,509	12,474
Cash and cash equivalents, end of period	$7,264	$12,211

Supplemental Cash Flow Information
Interest paid	$4,348	$7,105
Accrued pre-offering costs	122	2,296
Texas gross margins taxes paid, net of reimbursement	55	69
Accrued deferred loan costs	52	2
Accrued pre-acquisition costs	15	3
Accrued capitalized acquisition costs	6	-

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

September 30, 2017

Note 1 - Organization and Nature of Business

MedEquities Realty Trust, Inc. (the “Company”), which was incorporated in the state of Maryland on April 23, 2014, is a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of September 30, 2017, the Company had investments of $537.5 million, net in 31 real estate properties and three mortgage notes receivable. The Company owns 100% of all of its properties and investments, other than Baylor Scott & White Medical Center - Lakeway (“Lakeway Hospital”), in which the Company owns a 51% interest through a consolidated partnership (the “Lakeway Partnership”). All of the Company’s assets are held by, and its operations conducted through, its operating partnership, MedEquities Realty Operating Partnership, LP, which is a 100% owned subsidiary of the Company. The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2017. During the three and nine months ended September 30, 2017, there were no material changes to these policies except as noted below.

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

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. ASU 2017-01 will be effective for fiscal years, and for interim periods within those fiscal years, beginning January 1, 2018. Early application of this standard is generally allowed for acquisitions after the standard was issued but before the acquisition has been reflected in a company’s financial statements. The Company has applied the provisions of ASU 2017-01 beginning with its real estate acquisitions in 2017. The adoption of ASU 2017-01 did not have a material effect on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning January 1, 2019. This adoption method will require recognition of the cumulative effect of initially applying the standard as an adjustment to accumulated other comprehensive income (loss) with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. The Company continues to assess all potential impacts of the standard but does not currently expect adoption to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” a comprehensive new revenue recognition standard that supersedes most of the existing revenue recognition guidance. This standard’s core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of this standard by one year. This standard becomes effective for the Company on January 1, 2018 and for interim periods therein. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company continues to evaluate this standard and preliminary analyses indicate that the standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations and cash flows since the Company’s revenues consist primarily of rental income from leasing arrangements, which are specifically excluded from the guidance in ASU 2014-09.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows - Restricted Cash,” which required that a statement of cash flows explains the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2018. The adoption of this guidance will change the presentation of restricted cash on the Company’s consolidated statement of cash flows. However, it will have no impact on the Company’s consolidated results of operations, financial condition, or liquidity.

Note 3 – Investment Activity

During the nine months ended September 30, 2017, the Company made the following real estate investments, which are described in more detail below (dollars in thousands):

Investment	Date	Number of Properties/Loans	Investment Type (1)	Gross Investment
Advanced Diagnostics Hospital East Mortgage Loan	January 2017	1	MTG	$12,500
Woodlake at Tolland Nursing and Rehabilitation Center	June 2017	1	SNF	10,120
Magnolia Portfolio	July 2017	2	SNF	15,003
Medistar Gemini Mortgage Loan	August 2017	1	MTG	6,700
AAC Portfolio	August 2017	4	BH	25,020
Total		9		$69,343
(1)	MTG- Mortgage Note Receivable; SNF- Skilled Nursing Facility; BH- Behavioral Health Facility

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

On July 31, 2017, the Company acquired two skilled nursing facilities, totaling 160 licensed beds, located in Indiana from Magnolia Health Systems, Inc. (the “Magnolia Portfolio”) for an aggregate purchase price of $15.0 million in cash. The facilities are 100% leased to Magnolia Health Systems, Inc. pursuant to a 15-year initial term triple-net master lease with two ten-year renewal options at an initial lease rate of 9.0% with annual escalators. This transaction was accounted for as an asset acquisition and less than $0.1 million of transaction costs were capitalized.

On August 9, 2017, the Company acquired four behavioral health and substance abuse treatment facilities from subsidiaries of AAC Holdings, Inc. (the “AAC Portfolio”) for an aggregate purchase price of $25.0 million in cash. The facilities are comprised of two standalone intensive outpatient treatment facilities in Las Vegas, Nevada and Arlington, Texas, a 110-bed sober living facility in Las Vegas and a 56-bed sober living facility in Arlington that is expected to expand to 131 beds by the end of 2018. The properties are 100% leased to AAC Holdings, Inc. pursuant to a 15-year initial term triple-net master lease with two five-year renewal options at an initial lease rate of 8.75% with annual escalators. This transaction was accounted for as an asset acquisition and less than $0.1 million of transaction costs were capitalized.

2017 Mortgage Notes Receivable Funding

On January 30, 2017, the Company invested $12.5 million through a newly originated interest-only loan at an interest rate of 9.6% and secured by a first mortgage on a licensed general acute care surgical hospital that consists of 23,300 square feet with four operating rooms, two special procedure rooms, four inpatient rooms and four full-size extended recovery rooms. Beginning on October 1, 2017, the Company had the exclusive option to purchase the hospital. In November 2017, the Company exercised its option and has agreed to acquire the property for a purchase price of approximately $17.5 million, which will be satisfied by applying the $12.5 million aggregate principal amount outstanding on the mortgage note to the purchase price and $5.0 million in cash consideration. This transaction is expected to close in the fourth quarter of 2017, subject to customary closing conditions. Upon closing, the Company will lease the property to AD Hospital East, LLC pursuant to a 15-year triple net lease with two ten-year renewal options at an initial yield of 9.6%, with annual rent escalators. The lease will contain certain operator and personal guarantees, which are subject to future reduction based on maintaining certain minimum financial covenants, and will be secured by certain additional assets related to the hospital owned by the guarantor.

On August 1, 2017, the Company funded a $6.7 million mortgage note receivable to a subsidiary of Medistar Corporation, which is secured by land and an existing building in Webster, Texas.  Interest accrues at a rate of 10% per annum and is payable upon the maturity date of the loan on December 31, 2017.  The borrower intends to redevelop the existing property into an integrated medical facility with approximately 48,000 rentable square feet, with construction expected to commence in the fourth quarter of 2017.  The Company is considering funding the redevelopment of the facility through a construction mortgage note receivable totaling approximately $15.5 million, which would replace the existing mortgage note receivable and may include an option to purchase the property in a sale-leaseback transaction upon satisfactory completion of the redevelopment.

Concentrations of Credit Risks

The following table contains information regarding tenant concentration in the Company’s portfolio, based on the percentage of revenue for the nine months ended September 30, 2017 and 2016, related to tenants, or affiliated tenants, that exceed 10% of revenues.

	% of Total Revenue for the nine months ended September 30,
	2017	2016
BSW Health (1)	24.6%	3.5%
GruenePointe Holdings	24.1%	30.2%
Fundamental Healthcare	15.2%	17.5%
Life Generations Healthcare	14.4%	18.3%
Vibra Healthcare	13.2%	16.1%

(1)	The Lakeway Hospital lease with Baylor Scott & White Health (“BSW Health”) commenced on September 1, 2016.

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of September 30, 2017, which includes percentage of rental income for the nine months ended September 30, 2017 and 2016 (dollars in thousands).

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Texas	16	$283,705	52.0%	61.0%	55.6%
California	7	154,727	28.3%	24.3%	30.0%
Nevada	4	62,397	11.4%	10.1%	10.2%
South Carolina	1	20,000	3.7%	3.4%	4.2%
Indiana	2	15,003	2.7%	0.6%	-
Connecticut	1	10,120	1.9%	0.6%	-
	31	$545,952	100.0%	100.0%	100.0%

Note 4 – Debt

The table below details the Company’s debt balance at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Term loan- secured	$125,000	$-
Revolving credit facility- secured	82,500	144,000
Unamortized deferred financing costs	(718)	-
	$206,782	$144,000

On February 10, 2017, the Company entered into a second amended and restated credit agreement, which provides for a $300 million revolving credit facility that matures in February 2021 and a $125 million term loan that matures in February 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee. The new facility replaced the Company’s prior $300 million secured revolving credit facility, which was scheduled to mature in November 2017. The Company incurred fees associated with the amended credit facility of approximately $2.7 million, of which $1.9 million is associated with the revolving credit facility and $0.8 million is associated with the term loan.

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

At September 30, 2017 and 2016, the weighted average interest rate under the amended credit facility was 3.4% and 3.8%, respectively.

Total costs related to the revolving credit facility at September 30, 2017 were $3.3 million, gross ($2.8 million, net). These costs are included in other assets on the consolidated balance sheet at September 30, 2017 and will be amortized to interest expense through February 2021, the maturity date of the revolving credit facility. The total amount of deferred financing costs associated with the term loan at September 30, 2017 was $0.8 million, gross ($0.7 million, net). These costs are netted against the balance outstanding under the term loan on the Company’s consolidated balance sheet and will be amortized to interest expense through February 2022, the maturity date of the term loan.

The Company recognized amortization expense of deferred financing costs, included in interest expense on the consolidated statements of income, of $0.2 million and $0.8 million for the three and nine months ended September 30, 2017, respectively. Amortization expense of deferred financing costs was $0.4 million and $2.0 million for the three and nine months ended September 30, 2016, respectively. The amortization expense for the nine months ended September 30, 2016 includes approximately $0.3 million of unamortized deferred financing costs associated with a credit facility amendment that was expensed in May 2016.

The maximum available capacity under the amended credit facility was $260.8 million at September 30, 2017. At November 7, 2017, the Company had $207.5 million in borrowings outstanding, of which $82.5 million was outstanding under the revolving credit facility with a weighted average interest rate of 2.99% and $125.0 million was outstanding on the term loan. As of November 7, 2017, the Company had $53.3 million in additional borrowing capacity under the revolving credit facility, based on its current borrowing base assets.

Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, on February 10, 2017, the Company entered into four interest rate swap agreements, effective April 10, 2017, on the full $125 million term loan to fix the variable LIBOR interest rate at 1.84%, plus the LIBOR spread under the amended credit agreement, which was 1.75% at November 7, 2017.

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

Amounts reported in accumulated other comprehensive income (loss) related to these interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next 12 months, the Company estimates that an additional $0.5 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.

The fair value of the Company’s derivative financial instruments at September 30, 2017 was a liability of less than $0.1 million and was included in accounts payable and accrued liabilities on the consolidated balance sheet. The Company did not have any derivative financial instruments at December 31, 2016.

The table below details the location in the consolidated financial statements of the loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2017 (dollars in thousands). The Company did not have any interest rate derivatives for the three and nine months ended September 30, 2016.

	Three months ended September 30, 2017	Nine months ended September 30, 2017
Amount of loss recognized in other comprehensive income (loss)	$(85)	$(441)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	(200)	(433)
Total other comprehensive income (loss)	$115	$(8)

As of September 30, 2017, the fair value of the interest rate swaps in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was approximately $0.1 million. As of September 30, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any provisions of the agreements. If the Company had breached any of these provisions, it could have been required to settle any obligations under the agreements at their aggregate termination value of $0.1 million at September 30, 2017.

Covenants

The amended credit agreement contains customary financial and operating covenants, including covenants relating to the Company’s total leverage ratio, fixed charge coverage ratio, tangible net worth, maximum distribution/payout ratio and restrictions on recourse debt, secured debt and certain investments. The credit agreement also contains customary events of default, in certain cases subject to customary cure periods, including among others, nonpayment of principal or interest, material breach of representations and warranties, and failure to comply with covenants. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the credit agreement. The Company was in compliance with all financial covenants as of September 30, 2017.

Note 5 – Other Assets

Items included in Other Assets on the Company’s consolidated balance sheets as of September 30, 2017 and December 31, 2016 are detailed in the table below (dollars in thousands):

	September 30, 2017	December 31, 2016
Straight-line rent receivable	$10,789	$6,470
Tenant allowances and lease incentives, net	8,314	8,624
Deferred financing costs, net	2,759	1,465
Prepaid assets and deposits	2,135	3,174
Pre-acquisition costs	1,014	883
Interest and accounts receivable	328	561
Note receivable	325	450
Capitalized pre-offering costs	224	-
Corporate property, net	156	206
Surety bond deposit	-	9,412
Restricted cash	-	262
	$26,044	$31,507

As discussed in Note 7, Lakeway Regional Medical Center (“LRMC”), the prior tenant at Lakeway Hospital, deposited approximately $9.4 million with the Company as collateral for the surety bond that is included in Other Assets on the consolidated balance sheet at December 31, 2016. The Company also recorded a corresponding liability related to this deposit included in Accounts Payable and Accrued Liabilities on the consolidated balance sheet at December 31, 2016. In August 2017, the Company released the $9.4 million, including accrued interest, after LRMC obtained a favorable final judgment with no risk of further appeals in a litigation matter, which resulted in the elimination of the $9.4 million from both Other Assets and Accounts Payable and Accrued Liabilities on the consolidated balance sheet at September 30, 2017.

Note 6 - Incentive Plan

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into OP units. As of September 30, 2017, the Plan had 3,356,723 shares authorized for issuance with 2,261,930 shares available for future issuance, subject to certain adjustments set forth in the Plan.

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

The following table summarizes the stock-based award activity for the nine months ended September 30, 2017 and 2016:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2016	352,793	$14.57	575,775	$8.51
Granted	33,780	11.10	-	-
Vested	(123,726)	15.02	-	-
Cancelled	(5,368)	15.00	-	-
Forfeited	-	-	(158,927)	6.53
Outstanding as of September 30, 2017	257,479	$13.90	416,848	$9.26

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2015	280,080	$15.49	359,025	$7.91
Granted	16,665	15.00	-	-
Vested	(14,812)	15.18	-	-
Forfeited	-	-	-	-
Outstanding as of September 30, 2016	281,933	$15.47	359,025	$7.91

During the nine months ended September 30, 2017, 123,726 restricted shares of common stock granted to certain employees of the Company and non-employee directors vested.  Of the restricted shares that vested, 18,611 shares were surrendered by employees to satisfy their tax obligations. All cancelled shares for the nine months ended September 30, 2017 relate to non-employee director compensation and is described in Note 8 under the heading “Arrangements with BlueMountain.” RSUs are included in the preceding tables as if the participants earn shares equal to 100% of the units granted. In addition, 158,927 RSUs previously granted to employees in 2014 did not vest and were forfeited because the criteria for vesting were not achieved.

The table below summarizes compensation expense related to share-based payments, included in general and administrative expenses, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Restricted stock	$433	$396	$1,506	$1,217
Restricted stock units	350	237	1,167	710
Stock-based compensation	$783	$633	$2,673	$1,927

The remaining unrecognized cost from stock-based awards at September 30, 2017 was approximately $3.3 million and will be recognized over a weighted-average period of 1.6 years.

Note 7 - Commitments and Contingencies

Commitments

        In April 2017, the Company agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. The Company will provide advances over an estimated period as construction occurs, which is expected to occur through December 2018. The base rent associated with this property will be increased by an amount equal to 9.25% of the amount advanced, as advances are made. As of November 7, 2017, approximately $0.6 million has been funded pursuant to this commitment.

Surety Bond

          On February 2, 2016, the Company agreed to provide a surety bond of $9.4 million for a litigation judgment against LRMC in the event LRMC was unable to fund the entire amount of the judgment. On September 1, 2016, LRMC deposited with the Company $9.4 million of the net proceeds from the sale of their operations to BSW Health as collateral to secure the surety bond, which is included in both Other Assets and Accounts Payable and Accrued Liabilities on the consolidated balance sheet at December 31, 2016. The Company recognized a surety bond fee of approximately $0.2 million in interest and other income on the consolidated statement of operations for the three and nine months ended September 30, 2016. In August 2017, the Company released the escrowed funds of $9.4 million along with accrued interest after LRMC obtained a favorable final judgement with no risk of further appeals.

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

Note 8 - Equity

Common Stock Dividends

The following table reflects the common stock dividends paid during or related to 2017.

Quarter	Quarterly Dividend	Date of Declaration	Date of Record	Date Paid/Payable
4th Quarter 2016	$0.21	January 3, 2017	January 17, 2017	January 31, 2017
1st Quarter 2017	$0.21	May 3, 2017	May 17, 2017	May 31, 2017
2nd Quarter 2017	$0.21	August 2, 2017	August 16, 2017	August 30, 2017
3rd Quarter 2017	$0.21	November 1, 2017	November 15, 2017	November 29, 2017

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

Noncontrolling interest

The Company owns Lakeway Hospital through a consolidated partnership, which, based on a total equity cash contribution of $2.0 million, is owned 51% by the Company and 49% by an entity that is owned indirectly by a physicians group and a non-physician investor. The partnership was formed on March 20, 2015. The Company’s equity contribution to the Lakeway Partnership was $1.0 million, and the Company’s transfer of the original $50.0 million note and $23.0 million of cash to the Lakeway Partnership was structured as an intercompany $73.0 million loan (the “Lakeway Intercompany Mortgage Loan”) to the Lakeway Partnership that is secured by a first mortgage lien on Lakeway Hospital. The Lakeway Intercompany Mortgage Loan has a ten-year term and requires payments of principal and interest at a rate of 8.0% per annum based on a 25-year amortization schedule. The interest rate on the Lakeway Intercompany Mortgage Loan will reset after five years based upon then-current market rates. At September 30, 2017 and December 31, 2016, the Lakeway Intercompany Mortgage Loan had an outstanding principal balance of $71.0 million and $71.8 million, respectively.

Note 9 - Earnings per Share

The Company applies the two-class method for determining earnings per common share as its outstanding restricted shares of common stock with non-forfeitable dividend rights are considered participating securities. The following table sets forth the computation of earnings per common share for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2017	2016	2017	2016
Net income	$6,266	$4,734	$17,473	$5,940
Less: Net (income) loss attributable to noncontrolling interest	(941)	(821)	(2,821)	665
Less: Dividends on preferred shares	-	(2,464)	-	(7,394)
Net income (loss) attributable to common stockholders	5,325	1,449	14,652	(789)
Less: Allocation to participating securities	(54)	(120)	(211)	(182)
Net income (loss) available to common stockholders	$5,271	$1,329	$14,441	$(971)

Denominator
Basic weighted-average common shares	31,467	10,964	31,429	10,961
Dilutive potential common shares	39	-	31	-
Diluted weighted-average common shares	31,506	10,964	31,460	10,961

Basic and diluted earnings (loss) per common share	$0.17	$0.12	$0.46	$(0.09)

The effects of RSUs outstanding were excluded from the calculation of diluted earnings (loss) per common share for the three and nine months ended September 30, 2016 because their effects were not dilutive.

Note 10 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate swaps liability, which is included in accounts payable and accrued liabilities on the consolidated balance sheet, was less than $0.1 million at September 30, 2017. The Company did not have any financial assets or liabilities measured at fair value at December 31, 2016. See Note 4 for further discussion regarding the Company’s interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of September 30, 2017 due to their short-term nature (Level 1). The fair value of the Company’s mortgage and other notes receivable as of September 30, 2017 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

At September 30, 2017, the Company’s indebtedness was comprised of borrowings under the credit facility, including both a term loan and revolver component, that bear interest at LIBOR plus a margin. The fair value of borrowings under the credit facility is considered to be equivalent to their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible. As of September 30, 2017, the fair value of the Company’s $29.2 million mortgage notes receivable was estimated to be approximately $29.3 million.

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

Overview and Background

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. We were formed on April 23, 2014 and commenced operations upon the completion of our private placements on July 31, 2014 and had no predecessor entity. As of September 30, 2017, we had investments of $508.4 million, net in 31 real estate properties that contain a total of 2,635 licensed beds. Our properties as of September 30, 2017 were located in Texas, California, Nevada, South Carolina, Indiana and Connecticut and included 20 skilled nursing facilities, four behavioral health facilities, two acute care hospitals, two long-term acute care hospitals, one assisted living facility, one inpatient rehabilitation facility and one medical office building. In addition, we have three mortgage notes receivable totaling $29.2 million. As of September 30, 2017, our triple-net leased portfolio was 100% leased and had lease expirations ranging from July 2026 to August 2032.

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

Recent Developments

2017 Real Estate Investments

During the nine months ended September 30, 2017, we acquired four behavioral health facilities and three skilled nursing facilities for an aggregate cash purchase price of $50.0 million and have originated two mortgage notes receivable totaling $19.2 million. Of this activity, approximately $56.7 million closed during the three months ended September 30, 2017. Additional details regarding these acquisitions and investments are included below.

On August 9, 2017, we acquired four behavioral health and substance abuse treatment facilities from subsidiaries of AAC Holdings, Inc. (the “AAC Portfolio”) for an aggregate purchase price of $25.0 million in cash.  The facilities are comprised of two standalone intensive outpatient treatment facilities in Las Vegas, Nevada and Arlington, Texas, a 110-bed sober living facility in Las Vegas and a 56-bed sober living facility in Arlington that is expected to expand to 131 beds by the end of 2018. The properties are 100% leased to AAC Holdings, Inc. pursuant to a 15-year initial term triple-net master lease with two five-year renewal options at an initial lease rate of 8.75% with annual escalators of 1.5% on the first three anniversaries of the commencement date. On the fourth anniversary of the commencement date and every year thereafter during the master lease term, including any renewals, base rent will increase by the percentage increase in the consumer price index over the prior 12 months, subject to a minimum annual percentage increase of 1.5% and a maximum annual percentage increase of 3.0%.

August 1, 2017, we funded a $6.7 million mortgage note receivable to a subsidiary of Medistar Corporation, which is secured by land and an existing building in Webster, Texas.  Interest accrues at a rate of 10% per annum and is payable upon the maturity date of the loan on December 31, 2017.  The borrower intends to redevelop the existing property into an integrated medical facility with approximately 48,000 rentable square feet, with construction expected to commence in the fourth quarter of 2017.  We are considering funding the redevelopment of the facility through a construction mortgage note receivable totaling approximately $15.5 million, which would replace the existing mortgage note receivable and may include an option to purchase the property in a sale-leaseback transaction upon satisfactory completion of the redevelopment.

On July 31, 2017, we acquired two skilled nursing facilities, totaling 160 licensed beds, located in Indiana from Magnolia Health Systems, Inc. (the “Magnolia Portfolio”) for an aggregate purchase price of $15.0 million in cash. The facilities are 100%

leased to Magnolia Health Systems, Inc. pursuant to a 15-year triple-net master lease with two ten-year extension options at an initial lease rate of 9.0% with annual escalators of 1.0% on the first anniversary of the commencement date and 2.0% on the second anniversary of the commencement date and every year thereafter during the master lease term, including any renewals.

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

On January 30, 2017, we invested $12.5 million through a newly originated interest-only loan at an interest rate of 9.6% and secured by a first mortgage on a licensed general acute care surgical hospital that consists of 23,300 square feet with four operating rooms, two special procedure rooms, four inpatient rooms and four full-size extended recovery rooms. Beginning on October 1, 2017, we had the exclusive option to purchase the hospital. In November 2017, we exercised our option and have agreed to acquire the property for a purchase price of approximately $17.5 million, which will be satisfied by applying the $12.5 million aggregate principal amount outstanding on the mortgage note to the purchase price and $5.0 million in cash consideration. This transaction is expected to close in the fourth quarter of 2017, subject to customary closing conditions. Upon closing, we will lease the property to AD Hospital East, LLC pursuant to a 15-year triple net lease with two ten-year renewal options at an initial yield of 9.6%, with annual rent escalators. The lease will contain certain operator and personal guarantees, which are subject to future reduction based on maintaining certain minimum financial covenants, and will be secured by certain additional assets related to the hospital owned by the guarantor.

Real Estate Investments Subsequent to Quarter End

On October 10, 2017, we closed on a construction mortgage note receivable with a maximum principal amount of up to $6.0 million to a wholly owned subsidiary of Sequel Youth and Family Services, LLC (“Sequel”) to fund the construction and development of a replacement psychiatric residential treatment facility for children and youth with neurodevelopmental disorders located in northeast Tennessee. We have the option to purchase the facility upon completion of construction, which is expected to occur in the second half of 2018, and concurrently lease the facility to Sequel pursuant to a 15-year triple-net lease with an initial yield of 9.0%. Amounts funded through the construction mortgage note receivable bear interest at a rate of 8.25%. The balance outstanding under this loan was approximately $1.0 million at November 7, 2017.

Fundamental Healthcare Lease Modifications

In April 2017, we restructured the four existing leases with affiliates of Fundamental Healthcare on Mountain’s Edge Hospital, Horizon Specialty Hospital of Henderson, Physical Rehabilitation and Wellness Center of Spartanburg (formerly known as Magnolia Place of Spartanburg), and Mira Vista Court to combine them into a single triple-net master lease. The master lease, which became effective on March 20, 2017, is for an initial term of 12 years for the Spartanburg and Mira Vista properties, and an initial term of 15 years for the Horizon and Mountain’s Edge properties. The master lease includes two separate renewal terms of five years. Initial annualized base rent under the master lease is approximately $8.5 million and will increase on the first three anniversaries of the commencement date by the lesser of the percentage increase in the consumer price index over the prior 12 months and 1.5%. On the fourth anniversary of the commencement date and every year thereafter during the master lease term, including any renewals, base rent will increase by 2.0% annually.

Mountain’s Edge Hospital Expansion Funding

Pursuant to the Fundamental Healthcare master lease, we agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. We will provide advances over an estimated 12-month period as construction occurs. The base rent under the master lease will be increased by an amount equal to 9.25% of the amount advanced, as advances are made. As of November 7, 2017, approximately $0.6 million has been funded pursuant to this commitment.

Amended and Restated Credit Facility

In February 2017, we entered into an amended and restated credit agreement, which provides for a $300 million revolving credit facility and a $125 million term loan. For additional information see “—Liquidity and Capital Resources” below.

Portfolio Summary

At September 30, 2017, our portfolio was comprised of 31 healthcare facilities and three healthcare-related debt investments as presented in the tables below (dollars in thousands). We own 100% of all of our properties and investments, other than Baylor Scott & White Medical Center - Lakeway (“Lakeway Hospital”), in which we own a 51% interest through a consolidated partnership (the “Lakeway Partnership”).

Healthcare Facilities

Property	Property Type (1)	Gross Investment	Lease Expiration(s)
Texas SNF Portfolio (10 properties)	SNF	$145,142	July 2030
Life Generations Portfolio (6 properties)	SNF- 5; ALF- 1	96,697	March 2030
Lakeway Hospital (2)	ACH	75,056	August 2031
Kentfield Rehabilitation & Specialty Hospital	LTACH	58,030	December 2029
Mountain's Edge Hospital	ACH	29,877	March 2032
AAC Portfolio (4 properties)	BH	25,020	August 2032
Horizon Specialty Hospital of Henderson	LTACH	20,010	March 2032
Physical Rehabilitation and Wellness Center of Spartanburg (formerly Magnolia Place of Spartanburg)	SNF	20,000	March 2029
Vibra Rehabilitation Hospital of Amarillo	IRF	19,399	September 2030
Mira Vista Court	SNF	16,000	March 2029
North Brownsville Medical Plaza (3)	MOB	15,598	November 2017- November 2020
Magnolia Portfolio (2 properties)	SNF	15,003	July 2032
Woodlake at Tolland Nursing and Rehabilitation Center	SNF	10,120	June 2029
Total		$545,952

(1)

LTACH- Long-Term Acute Care Hospital; SNF- Skilled Nursing Facility; MOB- Medical Office Building; ALF- Assisted Living Facility; ACH- Acute Care Hospital; IRF- Inpatient Rehabilitation Facility; BH- Behavioral Health Facility.

(2)	We own the facility through the Lakeway Partnership, a consolidated partnership which, based on total equity contributions of $2.0 million, is owned 51% by us.
(3)	We are the lessee under a ground lease that expires in 2081, with two ten-year extension options, and provides for annual base rent of approximately $0.2 million in 2017.

Debt Investments

Loan	Borrower(s)	Principal Amount Outstanding	Term	Initial Interest Rate	First Lien Mortgage	Guarantors
Vibra Mortgage Loan	Vibra Healthcare, LLC and Vibra Healthcare II, LLC	$10,000	5/20 years (1)	9.0%	Vibra Hospital of Western Massachusetts	Vibra Healthcare Real Estate Company II, LLC and Vibra Hospital of Western Massachusetts, LLC
Advanced Diagnostics Hospital East Mortgage Loan	AD RE East Hospital LLC	12,500	1 year (2)	9.6%	AD Hospital East	Atul Chopra, M.D., Chopra Imaging Centers, and AD Hospital East, LLC
Medistar Gemini Mortgage Loan	Medistar Gemini, LLC	6,700	5 months (3)	10.0%	Medistar Gemini	Medistar Investments, Inc. and Manfred Co., L.C.
		$29,200
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

(3)	Mortgage interest accrues monthly but is not due until the maturity date of December 31, 2017.

Summary of Investments by Type

The following table summarizes our investments in healthcare facilities and mortgage notes receivable by type as of and for the nine months ended September 30, 2017 (dollars in thousands). Revenue includes rental income and interest on mortgage notes receivable.

	Properties/ Debt Investments	Gross Investment	% of Gross Investment	Revenue
Skilled nursing facilities/ Assisted living facility (1)	21	$302,962	52.6%	$20,421
Acute care hospitals	2	104,933	18.2%	14,179
Long-term acute care hospitals	2	78,040	13.6%	5,448
Behavioral health facilities	4	25,020	4.4%	354
Inpatient rehabilitation facility	1	19,399	3.4%	1,197
Medical office building	1	15,598	2.7%	1,641
Mortgage notes receivable	3	29,200	5.1%	1,606
	34	$575,152	100.0%	$44,846

(1)	Includes one assisted living facility connected to a skilled nursing facility.

Geographic Concentration

The following table contains information regarding the geographic concentration of the healthcare facilities in our portfolio as of September 30, 2017 and for the nine months ended September 30, 2017 and 2016 (dollars in thousands).

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Texas	16	$283,705	52.0%	61.0%	55.6%
California	7	154,727	28.3%	24.3%	30.0%
Nevada	4	62,397	11.4%	10.1%	10.2%
South Carolina	1	20,000	3.7%	3.4%	4.2%
Indiana	2	15,003	2.7%	0.6%	-
Connecticut	1	10,120	1.9%	0.6%	-
	31	$545,952	100.0%	100.0%	100.0%

Tenant Concentration

The following table contains information regarding the largest tenants, guarantors and borrowers in our portfolio as a percentage of total revenues for the nine months ended September 30, 2017 and 2016 and as a percentage of total real estate assets (gross real estate properties and mortgage notes receivable) as of September 30, 2017 and December 31, 2016.

	% of Total Revenue for the nine months ended September 30,		% of Total Real Estate Assets
	2017	2016	September 30, 2017	December 31, 2016
BSW Health (1)	24.6%	3.5%	13.0%	14.9%
GruenePointe Holdings	24.1%	30.2%	25.2%	28.7%
Fundamental Healthcare	15.2%	17.5%	14.9%	16.9%
Life Generations Healthcare	14.4%	18.3%	16.8%	19.2%
Vibra Healthcare	13.2%	16.1%	15.2%	17.3%

(1)	The Lakeway Hospital lease with Baylor Scott & White Health (“BSW Health”) commenced on September 1, 2016.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2016 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, stock-based compensation, and our accounting policy on consolidation, which are included in our 2016 Annual Report on Form 10-K, which was filed with the SEC on February 27, 2017. During the nine months ended September 30, 2017, there were no material changes to these policies.

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

GruenePointe Holdings Update

We lease ten skilled nursing facilities (the “Texas SNF Portfolio”) to wholly owned subsidiaries of GruenePointe Holdings (collectively, the “GruenePointe Tenant”) pursuant to a triple-net master lease (the “Master Lease”), which is guaranteed by certain affiliates of the GruenePointe Tenant and is secured by certain collateral, each as further described below.  To date, the GruenePointe Tenant has made timely payments of monthly base rent and accounted for 24.1% of our consolidated total revenue for the nine months ended September 30, 2017.

While the GruenePointe Tenant has made timely all payments of monthly base rent, we have been monitoring a decline in the Texas SNF Portfolio rent coverage metrics throughout the first half of 2017.  With the finalization of its June 30, 2017 financial statement close processes, the GruenePointe Tenant was no longer in compliance with two financial covenants under the Master Lease—a minimum rent coverage ratio (aggregate EBITDAR to aggregate base rent of the GruenePointe Tenant) of 1.2 to 1.0 and a minimum fixed charge coverage ratio (aggregate EBITDAR to aggregate fixed charges of the GruenePointe Tenant) of 1.1 to 1.0, each of which is calculated on a trailing 12 month basis and reported one quarter in arrears and as such terms are defined in the Master Lease.  For the GruenePointe Tenant reporting period ended June 30, 2017, the rent and fixed charge coverage ratios were 1.06 to 1.0 and 0.90 to 1.0, respectively.  Rent coverage on an EBITDARM basis (which adds back to EBITDAR management fees that are contractually subordinated to rent payments) for the same reporting period was 1.36 to 1.0.

With our review of operational and statistical results in conjunction with management meetings with GruenePointe Holdings, GruenePointe Holdings advised us that the failure to comply with the two financial covenants was primarily a result of the following:

•

lower patient census attributable to regional executive management’s inconsistencies in the quality of care being delivered, resulting in lower CMS survey results in certain facilities and the disruption of certain referral patterns; and

•	higher than expected costs from purchased services, primarily in therapy and pharmacy, and in contracted nursing labor.

Management of GruenePointe Holdings has also advised us in connection with our monitoring activities that they have put in place and are executing upon a plan specifically to address each of these operational matters, including:

•

The appointment of a new executive management team at the management company and the replacement of local administrators, Directors of Nursing and other clinical personnel at certain facilities.  We believe that the new management team has renewed and increased its focus on delivering quality outcomes and is creating a supporting, fully accountable corporate culture across the operational platform.  These initial steps appear to be yielding improvements in the portfolio, as reflected by the following information provided to us by GruenePointe Holdings in connection with our monitoring activities:

o	based on preliminary data, occupancy in the third quarter of 2017 is expected to increase to 79.6%, up from a low of 78.1% in the second quarter of 2017;
o	the average number and the severity of survey deficiencies have declined in 2017 as compared to 2016;
o	avoidable re-hospitalizations have trended positively over the past 12 months;
o

within the CMS star rating system, the average quality rating for the Texas SNF Portfolio increased to 3.3 stars as of September 30, 2017, up from 2.7 stars as of March 31, 2017--management of GruenePointe Holdings has indicated that the reduction in the number and severity of deficiencies has helped drive better performance in the latest CMS surveys and that it expects additional improvements in the average CMS star ratings before the end of the year; and

o	most recently, one facility achieved a survey with zero deficiencies;

•	the consolidation of corporate administrative operations into a centrally located office in Dallas;
•	negotiation of pricing with service providers particularly within contracted services for therapy and pharmacy; and
•	reduction in the utilization of contracted nursing labor.

We will continue to closely monitor the GruenePointe Tenant’s ongoing operations and we believe that the efforts taken by the new management team will lead to continued improvement in patient census and reduce operating costs and return the portfolio to compliance with our lease coverage covenants.

We expect to grant a temporary waiver to the GruenePointe Tenant with respect to these two financial covenants for approximately 12 to 18 months, subject to its compliance with certain terms and conditions and additional operational and financial reporting requirements, in order to allow the GruenePointe Tenant time to execute its plans to improve quality of care and operational results. To date, the GruenePointe Tenant has maintained compliance with all other covenants and provisions of the Master Lease with us.

The Master Lease is unconditionally guaranteed by GruenePointe Holdings and is guaranteed by an affiliate of OnPointe Health (a privately owned operator of post-acute facilities that is one of the owners of GruenePointe Holdings and manages the operations of the Texas SNF Portfolio) in an amount up to one year of its management fee received from the Texas SNF Portfolio. In addition, the Master Lease is personally guaranteed by certain other owners of GruenePointe Holdings in an amount up to $6.0 million and is further secured by (i) a first priority pledge and security interest in the equity interests in the GruenePointe Tenant and (ii) the assignment and pledge of substantially all of the assets of the GruenePointe Tenant. The Master Lease also requires the GruenePointe Tenant to maintain security deposits in an amount equal to two months of rent.

As noted above, the GruenePointe Tenant has continued to make timely rental payments under the Master Lease and is taking actions to remedy what are considered to be the underlying causes identified by its management.  However, if the operating results of the GruenePointe Tenant do not improve on the schedule or to the extent we anticipate, the GruenePointe Tenant or the guarantors of the Master Lease may default on the lease payments or other obligations to us, which could materially and adversely affect our business, financial condition and results of operations.

Leasing Activity- Medical Office Building

As of September 30, 2017, our 67,682 square foot medical office building had a total of eight tenants under leases for approximately 49,157 square feet that provided for annualized base rent (base rent, including estimated property operating expenses that are reimbursable by tenants, for the month ended September 30, 2017, multiplied by 12) of approximately $2.1 million with expiration dates ranging from November 2017 to November 2020. The six leases scheduled to expire during the next 12 months provide for approximately $1.8 million of annualized base rent. We are currently in negotiations to renew these leases or are marketing the spaces to potential new tenants, but we have not entered into any renewals or new leases as of November 7, 2017. If all six leases renew or re-lease at the currently expected rates, total annualized base rent would decrease by approximately $0.3 million. We can provide no assurances regarding the timing of entering into renewals or new leases for the expiring leases or that these leases will renew or re-lease at our currently expected rates or at all.

Results of Operations

Three Months Ended September 30, 2017 Compared to September 30, 2016 (dollars in thousands)

	For the three months ended		Change
	September 30, 2017	September 30, 2016	$	%
Revenues
Rental income	$15,114	$13,603	$1,511	11%
Interest on mortgage notes receivable	644	231	413	179%
Interest on notes receivable	8	11	(3)	(27%)
Total revenues	15,766	13,845	1,921	14%
Expenses
Depreciation and amortization	3,931	3,617	314	9%
Property related	326	341	(15)	(4%)
Acquisition related	33	29	4	14%
Franchise, excise and other taxes	50	87	(37)	(43%)
General and administrative	3,046	2,436	610	25%
Total operating expenses	7,386	6,510	876	13%
Operating income	8,380	7,335	1,045	14%

Other income (expense)
Interest and other income	3	191	(188)	(98%)
Interest expense	(2,117)	(2,792)	675	(24%)
	(2,114)	(2,601)	487	(19%)

Net income	$6,266	$4,734	$1,532	32%
Less: Preferred stock dividends	-	(2,464)	2,464	(100%)
Less: Net income attributable to noncontrolling interest	(941)	(821)	(120)	15%
Net income attributable to common stockholders	$5,325	$1,449	$3,876	267%

Total revenues for the three months ended September 30, 2017 increased approximately $1.9 million, or 14%, over the prior-year period as a result of an approximately $1.5 million increase in rental income and an approximately $0.4 million increase in interest on mortgage notes receivable related to the origination of two mortgage loans in 2017. The $1.5 million increase in rental income compared to the prior-year period was comprised of: (i) an approximately $0.9 million increase attributable to base rent from seven new properties acquired subsequent to September 30, 2016; (ii) an approximately $0.4 million increase related to the Fundamental Healthcare lease modifications described above; and (iii) an approximately $0.2 million increase in straight-line rent at Lakeway Hospital that resulted from the operator change at Lakeway Hospital on September 1, 2016.

Total operating expenses for the three months ended September 30, 2017 increased approximately $0.9 million, or 13%, over the prior-year period, which was comprised primarily of: (i) an increase in general and administrative expenses of approximately $0.6 million, resulting from higher insurance and salary related expenses of approximately $0.3 million and approximately $0.2 million in additional stock-based compensation expense related to the December 30, 2016 and January 1, 2017 equity grants; and (ii) an increase in depreciation expense of approximately $0.3 million, resulting from the seven properties acquired subsequent to September 30, 2016.

Interest and other income for the three months ended September 30, 2017 decreased approximately $0.2 million from the prior-year period as a result of the recognition of the surety bond fee of approximately $0.2 million in September 2016 related to the $9.4 million surety bond discussed in Note 7 to the interim consolidated financial statements.

Interest expense for the three months ended September 30, 2017 decreased approximately $0.7 million, or 24%, over the prior-year period. This decrease was comprised of the following:

•

A decrease of approximately $0.5 million in interest and unused credit facility fees as a result of (i) a lower weighted-average outstanding balance under the credit facility of approximately $49.6 million for the three months ended September 30, 2017 compared to the prior-year period and (ii) a lower weighted-average interest rate under the credit facility, including the effect of the interest rate swap agreements, of 3.4% for the three months ended September 30, 2017, compared to 3.7% for the prior-year period; and

•

A decrease of approximately $0.2 million in amortization of deferred financing costs, primarily associated with the amendment and restatement of the credit agreement in February 2017, which extended the maturity date of amounts due under the revolving credit facility to February 2021 and added the term loan with a maturity date in February 2022.

Preferred stock dividends decreased approximately $2.5 million from the prior-year period as a result of the redemption in October 2016 with a portion of the net proceeds from our initial public offering (“IPO”).

Earnings attributable to noncontrolling interest represent our partner’s proportionate share in the operating results of the consolidated Lakeway Partnership. The $0.1 million increase relates to the noncontrolling interest holder’s proportionate share of the approximately $0.2 million of additional straight-line rent resulting from the operator change at Lakeway Hospital on September 1, 2016.

Nine Months Ended September 30, 2017 Compared to September 30, 2016 (dollars in thousands)

	For the nine months ended		Change
	September 30, 2017	September 30, 2016	$	%
Revenues
Rental income	$43,240	$34,561	$8,679	25%
Interest on mortgage notes receivable	1,606	689	917	133%
Interest on notes receivable	27	36	(9)	(25%)
Total revenues	44,873	35,286	9,587	27%
Expenses
Depreciation and amortization	11,176	10,705	471	4%
Property related	1,155	1,006	149	15%
Acquisition related	362	488	(126)	(26%)
Franchise, excise and other taxes	76	222	(146)	(66%)
Bad debt expense	-	216	(216)	(100%)
General and administrative	9,196	7,760	1,436	19%
Total operating expenses	21,965	20,397	1,568	8%
Operating income	22,908	14,889	8,019	54%

Other income (expense)
Interest and other income	5	194	(189)	(97%)
Interest expense	(5,440)	(9,143)	3,703	(41%)
	(5,435)	(8,949)	3,514	(39%)

Net income	$17,473	$5,940	$11,533	194%
Less: Preferred stock dividends	-	(7,394)	7,394	(100%)
Less: Net (income) loss attributable to noncontrolling interest	(2,821)	665	(3,486)	(524%)
Net income (loss) attributable to common stockholders	$14,652	$(789)	$15,441	NM*

*NM= Not meaningful

Total revenues for the nine months ended September 30, 2017 increased approximately $9.6 million, or 27%, over the prior-year period as a result of an approximately $8.7 million increase in rental income and an approximately $0.9 million increase in interest on mortgage notes receivable related to the origination of two mortgage loans in 2017. The $8.7 million increase in rental income compared to the prior-year period was due to: (i) an approximately $0.9 million increase attributable to base rent from seven new properties acquired subsequent to September 30, 2016; (ii) an approximately $0.7 million increase related to the Fundamental Healthcare lease modifications described above; (iii) an approximately $0.2 million increase in expense reimbursements; and (iv) a one-time write-off of $6.9 million in straight-line rent during the nine months ended September 30, 2016 as a result of the operator change at Lakeway Hospital to BSW Health and the termination of the prior tenant’s lease.

Total operating expenses for the nine months ended September 30, 2017 increased approximately $1.6 million, or 8%, over the prior-year period, which was comprised primarily of: (i) an increase in general and administrative expenses of approximately $1.4 million, of which approximately $0.7 million related to the December 30, 2016 and January 1, 2017 equity grants and approximately $0.4 million related to additional insurance and salary-related expenses; and (ii) an approximately $0.5 million increase in depreciation expense mainly attributable to the seven properties acquired subsequent to September 30, 2016. These increases were partially offset by $0.1 million in lower acquisition-related costs based on the timing of incurring such costs and the status of projects under pursuit, and approximately $0.2 million in bad debt expense recorded in the second quarter of 2016 associated with the operator change at Lakeway Hospital.

Interest and other income for the nine months ended September 30, 2017 decreased $0.2 million as a result of the recognition of the surety bond fee of approximately $0.2 million in September 2016 related to the $9.4 million surety bond discussed in Note 7 to the interim consolidated financial statements.

Interest expense for the nine months ended September 30, 2017 decreased approximately $3.7 million, or 41%, over the prior-year period, comprised of the following:

•

A decrease of approximately $2.5 million in interest and unused credit facility fees as a result of (i) a lower weighted-average outstanding balance under the credit facility of approximately $77.8 million for the nine months ended September 30, 2017 compared to the prior-year period and (ii) a lower weighted-average interest rate under the credit facility, including the effect of the interest rate swap agreements, of 3.1% for the nine months ended September 30, 2017, compared to 3.7% for the prior-year period; and

•

A decrease of approximately $1.2 million in amortization of deferred financing costs, primarily associated with the amendment and restatement of the credit agreement in February 2017, which extended the maturity date of amounts due under the revolving credit facility to February 2021 and added the term loan with a maturity date in February 2022.

Preferred stock dividends decreased approximately $7.4 million from the prior-year period as a result of the redemption in October 2016 with a portion of the net proceeds from our IPO.

Earnings attributable to noncontrolling interest represent the proportionate share of our partner in the operating results of the consolidated Lakeway Partnership.  The net income attributable to noncontrolling interest was $2.8 million for the nine months ended September 30, 2017, compared to a $0.7 million loss for the prior-year period. The change represents the noncontrolling interest holder’s proportionate share of the $6.9 million increase in rental income and $0.2 million decrease in bad debt expense resulting from the agreement in the second quarter of 2016 to an operator change to BSW Health at Lakeway Hospital and the termination of the prior tenant’s lease.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our primary sources of cash include operating cash flows, borrowings, including borrowings under our revolving credit facility and secured term loan, and net proceeds from equity issuances. Our primary uses of cash include funding acquisitions and investments consistent with our investment strategy, repaying principal and interest on outstanding borrowings, making distributions to our stockholders, funding our operations and paying accrued expenses. At September 30, 2017, we had $7.3 million of cash and cash equivalents.

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

Credit Agreement

In February 2017, we entered into a second amended and restated credit agreement, which provides for a $300 million secured revolving credit facility that matures on February 10, 2021 and a $125 million secured term loan that matures on February 10, 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15%

extension fee. The amended credit facility replaced our prior $300 million secured revolving credit facility, which was scheduled to mature in November 2017.

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

At September 30, 2017 and September 30, 2016, the weighted average interest rate under our amended credit facility was 3.4% and 3.8%, respectively. The weighted average balance outstanding under our amended credit facility was approximately $168.1 million and $245.9 million for the nine months ended September 30, 2017 and 2016, respectively.

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

At November 7, 2017, we had $207.5 million outstanding under our amended credit facility, which was comprised of $82.5 million under the revolving credit facility and $125 million under the term loan, and we had $53.3 million in additional available borrowing capacity under the revolving credit facility, based on our current borrowing base assets.  The interest rate under the amended credit facility was 2.99% as of November 7, 2017.

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

The amended credit agreement also contains customary events of default, in certain cases subject to customary periods to cure, including among others, nonpayment of principal or interest, material breach of representations and warranties, and failure to comply with covenants. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the amended credit facility to be immediately due and payable. We were in compliance with all covenants at September 30, 2017.

Our operating partnership is the borrower under the amended credit facility, and we and certain of our subsidiaries serve as guarantors under the amended credit facility.

Interest Rate Swap Agreements

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On February 10, 2017, we entered into interest rate swap agreements, effective on April 10, 2017, on the full $125 million on the term loan to fix the variable LIBOR rate at 1.84%, plus the LIBOR spread under the amended credit agreement, which was 1.75% at November 7, 2017.

Sources and Uses of Cash

The sources and uses of cash reflected in our consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are summarized below (dollars in thousands):

	For the nine months ended September 30,
	2017	2016	Change
Cash and cash equivalents at beginning of period	$9,509	$12,474	$(2,965)
Net cash provided by operating activities	30,190	22,844	7,346
Net cash used in investing activities	(70,274)	(292)	(69,982)
Net cash provided by (used in) financing activities	37,839	(22,815)	60,654
Cash and cash equivalents at end of period	$7,264	$12,211	$(4,947)

Operating Activities- Cash flows from operating activities increased by $7.3 million during the nine months ended September 30, 2017 compared to the same period in 2016. Operating cash flows were primarily impacted by a net increase in cash of $3.2 million related to other operating assets and liabilities and the $2.1 million net increase in deferred revenues based on the timing of rents collected.

Investing Activities- Cash used in investing activities during the nine months ended September 30, 2017 increased by $70.0 million compared to the same period in 2016. This increase was primarily related to the acquisition of seven properties totaling $50.1 million and the origination of two mortgage notes receivable totaling $19.2 million during the nine months ended September 30, 2017.

Financing Activities- Cash provided by financing activities was $37.8 million for the nine months ended September 30, 2017, compared to cash used by financing activities of $22.8 million for the same period in 2016. The change resulted primarily from a net increase in borrowings under the credit facility of $66.9 million to fund the acquisition of seven properties and the origination of two mortgage notes receivable during the nine months ended September 30, 2017, as well as a $7.4 million decrease in preferred stock dividends due to the redemption of the preferred stock in October 2016.  These increases were partially offset by (i) $1.4 million in additional deferred financing costs related to the credit facility amendment in February 2017, (ii) $11.9 million in additional dividends paid resulting from the increase in the number of shares of common stock outstanding as a result of our IPO in October 2016 and (iii) $0.2 million of taxes remitted upon the vesting of restricted stock.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements.

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: funds from operations attributable to common stockholders (“FFO”) and adjusted fund from operations attributable to common stockholders (“AFFO”).

Funds from Operations

FFO is a non-GAAP measure used by many investors and analysts that follow the real estate industry. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairments of real estate assets, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Noncontrolling interest amounts represent adjustments to reflect only our share of real estate-related depreciation and amortization. We compute FFO in accordance with NAREIT’s definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies.

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

The table below reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and AFFO attributable to common stockholders for the three and nine months ended September 30, 2017 and 2016 and is presented using the weighted average common shares as determined in our computation of earnings per share. The effects of restricted shares of common stock were included in the dilutive weighted-average common shares outstanding for the calculation of FFO and AFFO per common share for the three and nine months ended September 30, 2016 as their effects were dilutive. Restricted shares were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2016 because their effects were not dilutive.

The increases in FFO attributable to common stockholders and AFFO attributable to common stockholders for the three and nine months ended September 30, 2017 as compared to the same period in the prior year are primarily related to the acquisition of seven properties and the origination of two mortgage notes receivable, as well as the use of proceeds from our IPO in October 2016 in which we redeemed all outstanding preferred stock and partially repaid amounts outstanding on our credit facility resulting in a lower weighted-average balance. The weighted-average interest rate on borrowings on the credit facility was also reduced as a result of completing our IPO.  Additionally, the FFO attributable to common stockholders for the three and nine months ended September 30, 2016 includes our proportionate share of the straight-line rent write-off resulting from the agreement to an operator change to BSW Health at Lakeway Hospital and the termination of the prior tenant’s lease as discussed above in “—Results of Operations.”

The amounts presented below are in thousands, except per share amounts.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	$5,325	$1,449	$14,652	$(789)
Real estate depreciation and amortization, net of noncontrolling interest	3,849	3,535	10,929	10,587
FFO attributable to common stockholders	9,174	4,984	25,581	9,798
Acquisition costs on completed acquisitions	-	-	-	18
Stock-based compensation expense	783	633	2,673	1,927
Deferred financing costs amortization	241	425	803	2,038
Non-real estate depreciation and amortization	136	138	422	156
Surety bond fee	-	(188)	-	(188)
Straight-line rent expense	39	41	118	124
Straight-line rent revenue, net of noncontrolling interest	(1,348)	(851)	(3,496)	1,260
AFFO attributable to common stockholders	$9,025	$5,182	$26,101	$15,133

Weighted average shares outstanding- earnings per share
Basic	31,467	10,964	31,429	10,961
Diluted	31,506	10,964	31,460	10,961

Net income (loss) attributable to common stockholders per share
Basic and diluted	$0.17	$0.12	$0.46	$(0.09)

Weighted average common shares outstanding- FFO and AFFO
Basic	31,467	10,964	31,429	10,961
Diluted	31,506	11,108	31,460	11,075

FFO per common share
Basic	$0.29	$0.45	$0.81	$0.89
Diluted	$0.29	$0.45	$0.81	$0.88

AFFO per common share
Basic	$0.29	$0.47	$0.83	$1.38
Diluted	$0.29	$0.47	$0.83	$1.37

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary market risk to which we are exposed is interest rate risk. As of September 30, 2017, we had $82.5 million outstanding under our revolving credit facility and $125.0 million outstanding under our term loan, all of which bear interest at a variable rate, and no other outstanding debt. We entered into interest rate swaps on the term loan that effectively converted it into fixed-rate debt. At September 30, 2017, LIBOR on our outstanding borrowings was 1.24%. Assuming no increase in the amount of our variable-rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $0.8 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced by 100 basis points, our cash flow would increase by approximately $0.8 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedEquities Realty Trust, Inc.

Date: November 7, 2017	By:	/s/ John W. McRoberts
John W. McRoberts
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	By:	/s/ Jeffery C. Walraven
Jeffery C. Walraven
Chief Financial Officer (Principal Financial Officer)