Form 10-K
period 2017-12-31
MedEquities Realty Trust, Inc.
filed 2018-02-21
CIK 1616314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $358,216,529, based on the closing stock price of $12.62 as reported on the New York Stock Exchange.

The number of shares of registrant’s common stock outstanding as of February 14, 2018 was 31,886,684.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2017.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, funds from operations (“FFO”), adjusted funds from operations (“AFFO”), our strategic plans and objectives, cost management, potential property acquisitions and other investments, anticipated capital expenditures (and access to capital), amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “might,” “should,” “result” and variations of these words and other similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Factors that may impact forward-looking statements include, among others, the following:

•	risks and uncertainties related to the national, state and local economies, particularly the economies of Texas, California and Nevada, and the real estate and healthcare industries in general;
•	availability and terms of capital and financing;
•	the successful operations of our largest tenants;
•	the ability of certain of our tenants to improve their operating results, which may not occur on the schedule or to the extent that we anticipate, or at all;
•	the impact of existing and future healthcare reform legislation on our tenants, borrowers and guarantors;
•	adverse trends in the healthcare industry, including, but not limited to, changes relating to reimbursements available to our tenants by government or private payors;
•	our tenants’ ability to make rent payments, particularly those tenants comprising a significant portion of our portfolio and those tenants occupying recently developed properties;
•	adverse effects of healthcare regulation and enforcement on our tenants, operators, borrowers, guarantors and managers and us;
•	our guarantors’ ability to ensure rent payments;
•	our possible failure to maintain our qualification as a real estate investment trust (“REIT”) and the risk of changes in laws governing REITs;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	our ability to identify and consummate attractive acquisitions and other investment opportunities, including different types of healthcare facilities and facilities in different geographic markets;
•	our ability to source off-market and target-marketed deal flow;
•	fluctuations in mortgage and interest rates;
•	risks and uncertainties associated with property ownership and development;
•	failure to integrate acquisitions successfully;
•	potential liability for uninsured losses and environmental liabilities;
•	the potential need to fund improvements or other capital expenditures out of operating cash flow; and
•	potential negative impacts from the recent changes to the U.S. tax laws.

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

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. Our management team has extensive experience in acquiring, owning, developing, financing, operating, leasing and disposing of many types of healthcare properties, portfolios and operating companies. As of December 31, 2017, our portfolio was comprised of 32 healthcare facilities that contained a total of 2,632 licensed beds. Our properties are located in Texas, California, South Carolina, Nevada, Indiana and Connecticut and include 20 skilled nursing facilities, four behavioral health facilities, three acute care hospitals, two long-term acute care hospitals, one assisted living facility, one inpatient rehabilitation facility and one medical office building. In addition, as of December 31, 2017, we had three mortgage notes receivable totaling $18.6 million. As of December 31, 2017, all of our properties other than our medical office building were 100% leased pursuant to triple-net leases with lease expirations ranging from March 2029 to November 2032.

Our strategy is to continue to be an integral capital partner with high-quality, facility-based, growth-minded providers of healthcare services, primarily through net-leased real estate investments, and to diversify over time based on our facility types, tenants and geographic locations. We invest primarily in real estate across the acute, post-acute and behavioral spectrum of care, where our management team has extensive experience and relationships and which we believe differentiates us from other healthcare real estate investors. We believe acute, post-acute and behavioral healthcare facilities have the potential to provide higher risk-adjusted returns compared to other forms of net-leased real estate assets due to the specialized expertise and insight necessary to own, finance and operate these properties, which are factors that tend to limit competition among owners, operators and finance companies. We target healthcare providers or operators that provide higher acuity services, are experienced, growth-minded and that we believe have shown an ability to successfully navigate a changing healthcare landscape. We believe that by investing in facilities that span the acute, post-acute and behavioral spectrum of care, we will be able to adapt to, and capitalize on, changes in the healthcare industry and support, grow and develop long-term relationships with providers that serve the highest number of patients at the highest-yielding end of the healthcare real estate market. We expect to invest primarily in the following types of healthcare properties: acute care hospitals, skilled nursing facilities, short-stay surgical and specialty hospitals (such as those focusing on orthopedic, heart and other dedicated surgeries and specialty procedures), dedicated specialty hospitals (such as inpatient rehabilitation facilities, long-term acute care hospitals and facilities providing psychiatric care), large and prominent physician clinics, diagnostic facilities, outpatient surgery centers, behavioral and mental health facilities, facilities designated as senior housing and assisted living, including memory care, and facilities that support these services, such as medical office buildings.

We intend to continue to capitalize on what we expect will be a need for significantly higher levels of capital investment in new and updated healthcare properties resulting from an aging U.S. population, increasing access to traditional healthcare services enabled by healthcare reform legislation, higher demand for specialty behavioral facilities, increasing regulatory oversight, rapidly changing technology and continuing focus on reducing healthcare costs. We believe these factors present opportunities for us to provide flexible capital solutions to healthcare providers as they seek the capital required to modernize their facilities, operate more efficiently and improve patient care.

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

We were incorporated in Maryland on April 23, 2014, and we are the sole member of the general partner of our operating partnership. All of our assets are held by, and our operations are conducted through, our operating partnership. As of December 31, 2017, we owned all of the outstanding units of limited partnership interest (“OP units”) of our operating partnership. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2014.

2017 Highlights

A summary of our 2017 highlights is as follows:

•

We invested or committed to invest approximately $91.2 million with a weighted average yield of 9.1% in healthcare real estate assets, adding three new states and five new relationships and expanding into the behavioral health sector. These investments increased the size and enhanced the quality of our healthcare portfolio, while contributing to tenant and property type diversification. These investments consisted of the following:

o	Acquired four behavioral health and substance abuse treatment facilities located in Texas and Nevada for an aggregate investment of $25.0 million;

o

Acquired an acute care surgical hospital in Texas for an aggregate investment of $17.5 million, which included the conversion of our $12.5 million mortgage note originated in the first quarter of 2017 and an additional $5.0 million in cash consideration;

o	Acquired two skilled nursing facilities in Indiana for an aggregate investment of $15.0 million;
o

Committed up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital located in Nevada, of which approximately $1.1 million was funded through December 31, 2017;

o	Acquired a skilled nursing facility in Connecticut for an aggregate purchase price of $10.0 million;
o	Funded a $6.7 million mortgage note receivable that is secured by a facility in Texas; and
o

Closed on a construction mortgage loan of up to $6.0 million to fund the construction and development of a psychiatric residential treatment facility for children and youth with neurodevelopment disorders located in Tennessee, of which approximately $1.9 million was funded through December 31, 2017.

•

For the year ended December 31, 2017 net income, FFO, and AFFO attributable to common stockholders were $0.64, $1.13 and $1.14 per diluted common share, respectively. For definitions and reconciliations of FFO and AFFO, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

•

We entered into an amended and restated credit agreement that provides for a $300.0 million revolving credit facility maturing in February 2021 and a $125.0 million term loan maturing in February 2022. The new facility replaced our prior $300.0 million secured revolving credit facility, which was scheduled to mature in November 2017.

•	We declared and paid an aggregate of $0.84 per share in cash dividends on our common stock.

Our Competitive Strengths

We believe that the following competitive strengths will support the accretive growth of our business and the continued execution of our business plan:

•

Seasoned Management Team with Successful Track Record. Our management team has a proven track record of successfully investing in and managing a portfolio of healthcare properties, including executing on the acquisition of our current portfolio since July 2014.

•

Scalable Platform. The majority of our current real estate portfolio is leased pursuant to triple-net lease structures, our primary leasing structure for direct property investments.  We believe this focus on triple-net leases for properties, together with our existing property management systems and management personnel, enables us to support a significant increase in the size of our portfolio without a proportionate increase in administrative or management costs.

•

Access to Attractive Off-Market and Target-Marketed Investment Opportunities through Extensive Industry Connections. Our executive management team has long-standing relationships with owners, operators and developers of healthcare properties, who we believe value their industry knowledge and commitment to working in a cooperative and supportive manner. In addition, our executive management team has extensive relationships with private equity groups, attorneys, contractors and commercial bankers who invest in or otherwise support healthcare services operators. Since our formation, each of the properties that we have acquired was sourced through the existing relationships of our management team, and going forward, we believe these relationships will provide us with off-market acquisition and investment opportunities, as well as target-marketed opportunities that are strategically presented to a limited number of capital providers.

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

•

High-Quality Portfolio with Well-Structured Net Leases, Generating Predictable, Sustainable and Growing Cash Flow. As of December 31, 2017, our property portfolio was comprised of 32 healthcare facilities with a total of 2,632 licensed beds located in six states and includes 20 skilled nursing facilities, four behavioral health facilities, three acute care hospitals, two long-term acute care hospitals, one assisted living facility, one inpatient rehabilitation facility and one medical office building. The single-tenant properties in our portfolio were acquired through transactions originated by us and are subject to new leases negotiated by us. The properties in our portfolio primarily are located in attractive markets with favorable demographic trends and, as of December 31, 2017, were approximately 99.0% leased and had a weighted-average remaining lease term of approximately 13.0 years. The properties in our portfolio have an average age of less than 10 years since they were built or underwent a major renovation.

The single-tenant properties in our portfolio primarily are leased to high-quality, experienced providers covering the acute and post-acute spectrum of care, are subject to long-term non-cancellable triple-net leases and are supported by parent guarantees, cross-default provisions and/or cross-collateralization provisions. In addition, leases for our single-tenant properties contain rent escalators, which protect us against inflation and potential increases in interest rates. All of the single-tenant facilities in our portfolio also benefit from parent guarantees. As a result, 98% of our total annualized rental income benefits from an additional layer of credit protection by requiring the guarantors to make our tenants’ rental payments to us in the event that a facility on a stand-alone basis cannot generate sufficient cash flow to meet its rental obligations to us. One key advantage of this credit enhancement is that it minimizes our risk associated with the performance of one facility because our rental income is reinforced by the financial performance across a more diversified pool of facilities.

Our Business and Growth Strategies

Our primary business objective is to provide our stockholders with stable cash distributions and an opportunity for value enhancement over time through investments in a diversified mix of healthcare properties, coupled with proactive management and prudent financing of our healthcare property investments. Key elements of our strategy include:

•

Employ an Investment Strategy Focused on Multiple Types of Acute, Post-Acute and Behavioral Healthcare Properties. The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. We focus on acquiring, financing and otherwise investing in properties that reflect long-term trends in healthcare delivery methods, which we believe differentiates us from other healthcare real estate investors. We believe that the healthcare industry will continue to evolve and trend towards value- and outcome-based payment models, Managed Medicare, changing patient criteria definitions and shortening length of stays. Our investment strategy is tailored to take advantage of the market opportunities created by these changes. We believe that by investing in facilities that span the spectrum of care, we will be able to adapt to, and capitalize on, such changes in the healthcare industry and support, grow and develop long-term relationships with providers that serve the highest number of patients at the highest-yielding end of the healthcare real estate market. Our investment focus is primarily on the following types of healthcare properties:

o

Acute Care Hospitals. Acute care hospitals are general medical and surgical hospitals providing both inpatient and outpatient medical services and are owned and/or operated either by a non-profit or for-profit hospital or hospital system. These facilities often act as feeder hospitals to dedicated specialty facilities.

o

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

o

Other Dedicated Specialty Acute Care Hospitals. Other dedicated specialty acute care hospitals are medical and surgical hospitals dedicated to specialized services, such as orthopedic hospitals, cardiac, hospitals and psychiatric hospitals. These hospitals typically are located in urban and suburban areas, and offer their specialized services in a lower cost setting than in a general acute care hospital.

o

Inpatient Rehabilitation Facilities. Inpatient rehabilitation facilities are hospitals that provide inpatient rehabilitation services for patients recovering from injuries, organ transplants, amputations, cardiovascular surgery, strokes and complex neurological, orthopedic and other conditions. These hospitals are often the best medical alternative to traditional acute care hospitals, which receive reimbursements based upon diagnostic-related groups and, thus are pressured to discharge patients to lower-cost, post-acute care settings after patients become medically stable.

o	Long-Term Acute Care Hospitals. Long-term acute care hospitals are hospitals that focus on extended hospital care for the medically complex patient in lower-cost, more focused settings.
o

Behavioral Health Facilities. Behavioral health facilities are inpatient, residential or outpatient facilities for the care and treatment of patients with mental illness, developmental disabilities or addictions.

o

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

o

Ambulatory Surgery Centers. Ambulatory surgery centers are freestanding facilities designed to allow patients to have surgery, spend a short time recovering at the center and then return home to complete their recovery.

Ambulatory surgery centers offer a lower cost alternative to general acute care hospitals for many surgical procedures in an environment that is more convenient for both patients and physicians. Procedures commonly performed include those related to dermatology, ear, nose and throat/audiology, pain, ophthalmology, orthopedics and sports health and urology.

•

Utilize Multiple Investment Structures to Maximize Investment Returns. We have utilized and intend to continue to utilize multiple investment structures to maximize investment returns, including: healthcare property purchases with triple-net leases back to the operators, first mortgage loans secured by healthcare properties, mezzanine loans secured by ownership interests in entities that own healthcare properties, leasehold mortgages, loans to healthcare operators and equity investments in healthcare operators. In addition, we may provide capital to finance the development of healthcare properties, which may lead to the ultimate acquisition of pre-leased properties. We believe that providing operators and developers with a variety of financing options enhances yield, provides a pathway to additional investments and positions us as a favorable capital partner that can accommodate creative and flexible capital structures.

•

Negotiate Well-Structured Net Leases. Our primary ownership structure is a facility purchase with a long-term triple-net lease with the healthcare provider. We have negotiated and intend to continue to negotiate leases that generally have minimum lease coverage ratio requirements (the ratio of the tenant’s earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) to its annualized base rent) and fixed charge coverage ratio requirements (the ratio of the tenant’s EBITDAR to its annualized fixed charges (rent, interest and current maturities of long-term debt). We believe our coverage ratios achieve the proper balance between maintaining our profitability and providing comfort that our tenants will be able to pay the rent due under our leases. Under our net leases, our tenants are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other required capital expenditures. For single-tenant properties, we also seek to structure our leases with lease terms ranging from 10 to 25 years and rent escalators that provide a steadily growing cash rental stream. We also may enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise from our close tenant relationships. Our lease structures also are designed to provide us with key credit support for our rents, including, in certain cases, lease deposits, covenants regarding liquidity, minimum working capital and net worth, liens on accounts receivable and other operating assets and various provisions for cross-default, cross-collateralization and corporate or parent guarantees, when appropriate. We believe these features help insulate us from variability in operator cash flows and enable us to minimize our expenses while we continue to build our portfolio.

•

Leverage Existing and Develop New Operator Relationships. Our management team has long-standing relationships in the healthcare industry through which we have sourced our existing portfolio and properties under evaluation, and we intend to continue to expand our portfolio by leveraging these existing relationships. Many of our operators have demonstrated a desire, as well as the resources, to grow, and we expect our strong relationships with these operators to lead to other acquisition and investment opportunities going forward. In addition, we intend to develop new relationships with healthcare providers and operators in order to diversify our tenant base and reduce our dependence on any single tenant or operator.

•

Actively Monitor the Performance of Our Facilities and Industry Trends. We actively monitor the financial and operational performance of our tenants and lease guarantors and of the specific facilities in which we invest through a variety of methods, such as reviews of periodic financial statements, operating data and clinical outcomes data, regular meetings with the facility management teams and joint strategic planning with the facility operators. Integral to our asset management philosophy is our desire to continue our existing, and develop new, long-term relationships with our tenants so that they view us as a valuable partner and member of their teams. The value of our investments depends, in part, on our tenants’ ability to prosper. Therefore, pursuant to the terms of our leases, our tenants generally are required to provide us with certain periodic financial statements and operating data, and, during the terms of such leases, we conduct joint evaluations of local facility operations and participate in discussions about strategic plans that may ultimately require our approval pursuant to the terms of our lease agreements. Our management team also communicates regularly with their counterparts at our tenants, and others who closely follow the healthcare industry, in order to maintain knowledge about changing regulatory and business conditions. We believe this knowledge, combined with our management team’s experience in the healthcare industry, allows us to anticipate changes in our tenants’ operations in sufficient time to strategically and financially plan for changing economic, market and regulatory conditions.

Our Portfolio

As of December 31, 2017, our portfolio was comprised of 32 healthcare facilities that contain a total of 2,632 licensed beds. Our properties, which we acquired for an aggregate gross purchase price of $563.7 million, are located in Texas, California, Nevada, South Carolina, Indiana, and Connecticut. We own 100% of all of our properties, other than Lakeway Regional Medical Center (“Lakeway Hospital”), in which we own a 51% interest through our consolidated partnership that owns Lakeway Hospital (the “Lakeway Partnership”). Our single-tenant properties are leased to nine operators with experienced management teams, with no single tenant/guarantor representing more than 24.1% of total revenue for the year ended December 31, 2017. In addition, we had three mortgage notes receivable totaling $18.6 million as of December 31, 2017.

Our Properties

The following table contains information regarding the healthcare facilities in our portfolio as of December 31, 2017 (dollars in thousands).

Property	Major Tenant(s) (1)	Location	Property Type (2)	% Leased	Gross Investment	Lease Expiration(s)	Annualized Rental Income (3)
Texas SNF Portfolio (10 properties)	GruenePointe	TX	SNF	100%	$145,142	July 2030	$14,211
Life Generations Portfolio (6 properties)	Life Generations	CA	SNF- 5; ALF- 1	100%	96,696	March 2030	8,618
Lakeway Hospital (4)	Baylor Scott & White	Lakeway, TX	ACH	100%	75,056	August 2031	15,089
Kentfield Rehabilitation & Specialty Hospital	Vibra Healthcare	Kentfield, CA	LTACH	100%	58,030	December 2031	5,371
Mountain's Edge Hospital	Fundamental Healthcare	Las Vegas, NV	ACH	100%	30,047	March 2032	4,202
AAC Portfolio (4 properties)	AAC Holdings	TX, NV	BH	100%	25,047	March 2032	2,434
Horizon Specialty Hospital of Henderson	Fundamental Healthcare	Las Vegas, NV	LTACH	100%	20,010	March 2032	1,937
Physical Rehabilitation and Wellness Center of Spartanburg (formerly Magnolia Place of Spartanburg)	Fundamental Healthcare	Spartanburg, SC	SNF	100%	20,000	March 2029	1,938
Vibra Rehabilitation Hospital of Amarillo	Vibra Healthcare	Amarillo, TX	IRF	100%	19,399	September 2030	1,596
Advanced Diagnostics Hospital East	AD Hospital East	Houston, TX	ACH	100%	17,531	November 2032	1,970
Mira Vista Court	Fundamental Healthcare	Fort Worth, TX	SNF	100%	16,000	March 2029	1,548
North Brownsville Medical Plaza (5)	VBOA ASC Partners and Pain & Anesthesia Associates (6)	Brownsville, TX	MOB	68%	15,598	February 2018- November 2020	1,225
Magnolia Portfolio (2 properties)	Magnolia Health	IN	SNF	100%	15,039	July 2032	1,542
Woodlake at Tolland Nursing and Rehabilitation Center	Prospect Eldercare	Tolland, CT	SNF	100%	10,133	June 2029	993
Total					$563,728		$62,674
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

(3)

Annualized rental income is total rent, including straight-line rent and amortization of lease incentives, for the month ended December 31, 2017, multiplied by twelve. Annualized rental income excludes certain property operating expenses that are reimbursable by tenants, which are included as rental income.

(4)	We own the facility through the Lakeway Partnership, a consolidated partnership, which, based on total equity contributions of $2.0 million, is owned 51% by us.
(5)	We are the lessee under a ground lease that expires in 2081, with two ten-year extension options, and provides for annual base rent of approximately $0.2 million in 2017.
(6)

The lease with VBOA ASC Partners, which comprises 28.8% of the building, expired on December 31, 2017 and is currently on a month-to-month basis. The leased percentage of 68.3% also includes two leases totaling 7.1% of the building that expired on December 31, 2017.

Debt Investments

Loan	Borrower(s)	Principal Amount	Term	Initial Interest Rate	First Lien Mortgage	Guarantors
Vibra Mortgage Loan	Vibra Healthcare, LLC and Vibra Healthcare II, LLC	$10,000	5/20 years (1)	9.0%	Vibra Hospital of Western Massachusetts	Vibra Healthcare Real Estate Company II, LLC and Vibra Hospital of Western Massachusetts, LLC
Medistar Gemini Mortgage Loan	Medistar Gemini, LLC	6,700	9 months (2)	10.0%	Medistar Gemini	Medistar Investments, Inc. and Manfred Co., L.C.
Sequel Construction Mortgage Loan	Sequel Schools, LLC	1,935	15 months (3)	8.3%	Norris Academy	Sequel Youth and Family Services, LLC
		$18,635

(1)

This loan was originated on August 1, 2014. Following the initial interest-only five-year term, this loan will automatically convert to a 15-year amortizing loan requiring payments of principal and interest unless prepaid. This loan may be prepaid during the initial five-year term only if Vibra Healthcare, LLC or Vibra Healthcare II, LLC, or one of their respective affiliates, enters into a replacement asset transaction with us equal to or exceeding $25.0 million in value.

(2)	This loan was originated on August 1, 2017. Mortgage interest accrues monthly but is not due until the maturity date of April 1, 2018.
(3)

This construction mortgage loan of up to $6.0 million was originated on October 10, 2017. Mortgage interest accrues monthly and is added to the principal balance.  Interest and principal are due on the maturity date of December 31, 2018.

Summary of Investments by Type

The following table contains information regarding the healthcare facilitates and debt investments in our portfolio as of and for the year ended December 31, 2017 (dollars in thousands). Revenue includes rental income and interest on mortgage notes receivable.

	Properties/ Debt Investments	Licensed Beds	Gross Investment	% of Gross Investment	Revenue for the year ended December 31, 2017	% of Revenue for the year ended December 31, 2017
Skilled nursing facilities (1)	21	2,249	$303,010	52.0%	$27,647	45.3%
Acute care hospitals	3	240	122,634	21.1%	19,315	31.6%
Long-term acute care hospitals	2	99	78,040	13.4%	7,275	11.9%
Behavioral health facilities	4	-	25,047	4.3%	964	1.6%
Inpatient rehabilitation facility	1	44	19,399	3.3%	1,596	2.6%
Medical office building	1	-	15,598	2.7%	2,116	3.5%
Mortgage notes receivable (2)	3	-	18,635	3.2%	2,157	3.5%
	35	2,632	$582,363	100.0%	$61,070	100.0%
(1)	Includes one assisted living facility connected to a skilled nursing facility.
(2)	Mortgage interest revenue includes $0.9 million related to Advanced Diagnostic Hospital East prior to its conversion to fee simple ownership on November 10, 2017.

Geographic Concentration

The following table contains information regarding the geographic concentration of the healthcare facilities in our portfolio as of and for the year ended December 31, 2017 (dollars in thousands).

State	No. of SNFs	No. of ACHs	No. of LTACHs	No. of BHs	No. of Other(2)	No. of Licensed Beds	Gross Investment	Rental Income	% of Rental Income
Texas	11	2	-	2	2	1,434	$300,206	$35,614	60.5%
California (1)	6	-	1	-	-	619	154,726	14,002	23.8%
Nevada	-	1	1	2	-	169	63,624	6,209	10.5%
South Carolina	1	-	-	-	-	120	20,000	1,942	3.3%
Indiana	2	-	-	-	-	160	15,039	647	1.1%
Connecticut	1	-	-	-	-	130	10,133	499	0.8%
	21	3	2	4	2	2,632	$563,728	$58,913	100%
(1)	Includes one assisted living facility connected to a skilled nursing facility.
(2)	Includes one inpatient rehabilitation facility and one medical office building.

Tenant Concentration

The following table contains information regarding the largest tenants, guarantors and borrowers in our portfolio as a percentage of revenue (rental income and interest on mortgage notes receivable) for the years ended December 31, 2017 and 2016 and a percentage of total real estate assets (gross real estate properties and mortgage notes receivable) as of December 31, 2017 and 2016.

	% of Revenue for the year ended December 31,		% of Total Real Estate Assets at December 31,
	2017	2016	2017	2016
Baylor Scott & White Health	24.1%	9.9%	12.9%	14.9%
GruenePointe Holdings	23.5%	28.9%	24.9%	28.7%
Fundamental Healthcare	15.1%	16.7%	14.8%	16.9%
Life Generations Healthcare	14.1%	17.5%	16.6%	19.2%
Vibra Healthcare	12.9%	15.5%	15.0%	17.3%

Significant Tenants

The following tenants account for a significant percentage of our total revenue and rent generated from our portfolio. Adverse changes to any of their financial conditions could materially and adversely affect our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business and Growth Strategy—Certain tenants/operators in our portfolio account for a significant percentage of the rent generated from our portfolio, and the failure of any of these tenants/operators to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.”

Baylor Scott & White Health

Our tenant at Lakeway Hospital is Scott & White Hospital – Round Rock (the “Baylor Lessee”), with Baylor University Medical Center (“BUMC”) as guarantor. These entities are part of the Baylor Scott & White Health system (“BSW Health”), the largest not-for-profit healthcare system in Texas. BSW Health is one of the largest healthcare delivery systems in the United States with a nationally recognized network of 48 hospitals, more than 1,000 patient access points, more than 5,500 active physicians and over 44,000 employees providing services focused in the Dallas-Fort Worth metropolitan area and central Texas region.

The Baylor Lessee’s Round Rock hospital campus, known as Baylor Scott & White Medical Center-Round Rock, is located in Round Rock, Texas and was established in 2007. The campus includes an acute care hospital with 101 licensed beds and an 86,000 square foot medical office building that is attached to the hospital.

BUMC owns and operates Baylor University Medical Center, a major teaching, research and acute care hospital located in Dallas, Texas. Baylor University Medical Center is one of the largest hospitals in Texas, with 914 licensed beds, and is one of the major referral centers in the region.

GruenePointe Holdings

GruenePointe Holdings, LLC (“GruenePointe Holdings”) was formed in 2014 for the development, construction, acquisition and operation of healthcare facilities. An affiliate of OnPointe Health, which is one of the owners of GruenePointe Holdings, manages the operations of the 11 facilities owned or leased by GruenePointe Holdings, including the portfolio of ten skilled nursing facilities located throughout Texas that we acquired in July and October 2015. OnPointe Health is a privately owned operator of post-acute facilities and, as of December 31, 2017, operated eight skilled nursing facilities and two skilled nursing units, in addition to managing the 11 facilities owned or leased by GruenePointe Holdings. OnPointe Health’s senior management team has extensive experience owning, operating, managing and developing skilled nursing facilities, primarily located in Texas, New Mexico and Colorado. For a further discussion and update on GruenePointe Holdings, see “—Description of Significant Properties—Texas SNF Portfolio” below.

Fundamental Healthcare

Fundamental Healthcare is a privately owned owner-operator headquartered in Sparks, Maryland. Fundamental Healthcare, through its subsidiaries, operates 100 healthcare facilities in ten states, including skilled nursing facilities, long-term acute care hospitals and rehabilitation centers, and has longstanding, industry-wide relationships. Fundamental Healthcare’s facilities are largely concentrated in Missouri, Nevada, South Carolina and Texas.

Fundamental Healthcare’s wholly owned subsidiary, THI of Baltimore, serves as guarantor for each of our leases with subsidiaries of Fundamental Healthcare. Subsidiaries of THI of Baltimore operate 92 skilled nursing facilities, one long-term acute care hospital, two acute care hospitals and one inpatient psychiatric hospital.

Life Generations

Life Generations Healthcare, LLC (“Life Generations”) is a privately owned owner-operator of long-term care facilities that began operations in 1998 and has approximately 4,500 employees. As of September 30, 2017, Life Generations operated 25 skilled nursing facilities and two assisted living facilities in California and Nevada, with an aggregate of more than 3,000 beds, and a therapy company that provides physical, occupational and speech therapy to residents in Life Generations’ facilities.

Vibra Healthcare

Founded in 2004, Vibra Healthcare is a privately owned, nationwide owner-operator of freestanding long-term acute care hospitals and inpatient rehabilitation facilities, headquartered in Mechanicsburg, Pennsylvania. Vibra Healthcare and its subsidiaries serve as guarantors for the lease for the Kentfield Rehabilitation & Specialty Hospital and the lease for Vibra Rehabilitation Hospital of Amarillo. With the support of a highly experienced management team, Vibra Healthcare operates more than 50 long-term acute care hospitals, inpatient rehabilitation facilities and outpatient physical therapy centers located in 17 states, with the highest concentration in Texas and California. Vibra Healthcare is one of the largest privately owned post-acute owner-operators in the United States.

Lease Expirations

The following table contains information regarding the lease expiration dates of the triple-net leases in our portfolio as of December 31, 2017, excluding our one medical office building (dollars in thousands).

Year	No. of SNFs	No. of ACHs	No. of LTACHs	No. of BHs	No. of IRFs	No. of Licensed Beds	Annualized Rental Income(1)	% of Annualized Rental Income Expiring
2018-2028	-	-	-	-	-	-	$-	-
2029	3	-	-	-	-	392	4,479	7.3%
2030 (2)	16	-	-	-	1	1,741	24,425	39.7%
2031	-	1	1	-	-	166	20,460	33.3%
2032	2	2	1	4	-	333	12,085	19.7%
	21	3	2	4	1	2,632	61,449	100%
(1)

Annualized rental income is total rent, including straight-line rent and amortization of lease incentives, for the month ended December 31, 2017, multiplied by twelve. Annualized rental income excludes certain property operating expenses that are reimbursable by tenants, which are included as rental income.

(2)	Includes one assisted living facility connected to a skilled nursing facility.

Medical Office Building Lease Expirations

For the year ended December 31, 2017, our 67,682 square foot medical office building located in Brownsville, Texas had an average occupancy of 79.1% and generated total revenue of approximately $2.1 million that includes approximately $0.7 million in property operating expenses reimbursed by tenants. As of February 21, 2018, 61.2% of the building was occupied by five tenants that generated approximately $1.7 million of total revenue for the year ended December 31, 2017 and 2.6% was occupied by a new tenant that executed a lease in 2018. The lease for one tenant that occupies 28.8% of the building and represented approximately $0.8 million of total revenue for the year ended December 31, 2017 expired on December 31, 2017 and is currently on a month-to-month basis. The tenant is expected to vacate the building on March 31, 2018.  The leases for two tenants that occupy an aggregate 22.8% of the building and represented approximately $0.6 million in total revenue for the year ended December 31, 2017 expire during 2018 (15.9% expires on February 28, 2018 and 6.9% expires on July 31, 2018).

We are currently in negotiations to renew these leases or are marketing the spaces to potential new clients but have not entered into any renewals or new leases.  We can provide no assurances regarding the timing of entering into renewals or new leases or that these leases will renew or release at our currently expected rates or at all.

2018 Investments

On January 8, 2018, we closed on a construction mortgage note receivable with a maximum principal amount of up to $19.0 million to Haven Behavioral Healthcare (“Haven”) to fund the purchase and conversion of an existing long-term acute care hospital to a 72-bed inpatient psychiatric hospital in Meridian, Idaho. The loan has a three-year term and an annual interest rate of 10.0%. Upon completion of the planned renovation, we have the exclusive right to purchase the property, for a purchase price equal to the outstanding loan balance, in a sale-leaseback transaction with a 15-year triple-net master lease with an initial yield of 9.3%. The balance outstanding under this loan was approximately $7.7 million as of February 21, 2018.

Description of Significant Properties

Texas SNF Portfolio

On July 30, 2015, we acquired nine skilled nursing facilities for an aggregate gross purchase price of $133.4 million, and on October 2, 2015, we acquired an additional skilled nursing facility for a gross purchase price of $11.6 million (collectively the “Texas SNF Portfolio”). The Texas SNF Portfolio contains an aggregate of approximately 339,733 square feet and 1,138 licensed beds.

Upon the closing of the acquisitions, we leased 100% of the Texas SNF Portfolio to wholly owned subsidiaries of GruenePointe (collectively, the “GruenePointe Tenant”), pursuant to a triple-net master lease (the “GPH Master Lease”) with the tenant responsible for all costs of the facilities, including taxes, utilities, insurance, maintenance and capital improvements. The GPH Master Lease has a non-cancelable 15-year term, with two five-year extension options. The annualized base rent under the GPH Master Lease was approximately $12.8 million as of December 31, 2017. The annual base rent increases each year by 2.0% of the prior year’s base rent. In addition to the base rent, commencing in the second year of the lease, the GPH Master Lease provides for additional rent equal to 20% of the amount by which the aggregate gross patient care revenues (i.e., gross revenues less supplemental management fees) of four facilities (Songbird Lodge, Graham Oaks, River City Care Center and Kerens Care Center) exceed the aggregate gross patient care revenues of such facilities in the first year of the lease, until the aggregate rent under the GPH Master Lease for these four facilities equals 10.0% of the gross purchase price allocated to these facilities, subject to increases pursuant to the annual rent escalator. To date, the GruenePointe Tenant has made timely payments of monthly base rent and accounted for 23.5% of our consolidated total revenue for the year ended December 31, 2017.

While the GruenePointe Tenant has made timely all payments of monthly base rent, we have been monitoring a decline in the Texas SNF Portfolio rent coverage metrics throughout the first three quarters of 2017.  Beginning with the finalization of its June 30, 2017 financial statement close processes, and continuing with the reported results as of September 30, 2017, the GruenePointe Tenant was no longer in compliance with two financial covenants under the GPH Master Lease—a minimum rent coverage ratio (aggregate EBITDAR to aggregate base rent of the GruenePointe Tenant) of 1.2 to 1.0 and a minimum fixed charge coverage ratio (aggregate EBITDAR to aggregate fixed charges of the GruenePointe Tenant) of 1.1 to 1.0, each of which is calculated on a trailing 12 month basis and reported one quarter in arrears and as such terms are defined in the GPH Master Lease.  For the GruenePointe Tenant reporting period ended September 30, 2017, the rent and fixed charge coverage ratios were 0.80 to 1.0 and 0.73 to 1.0, respectively.  Rent coverage on an EBITDARM basis (which adds back to EBITDAR management fees that are contractually subordinated to rent payments) for the same reporting period was 1.07 to 1.0. These results are consistent with the Company’s previous expectations that coverage results would continue to decline throughout 2017 after which no further substantial decreases would occur.

Upon our review of operational and statistical results in conjunction with management meetings with GruenePointe Holdings, GruenePointe Holdings advised us that the failure to comply with the two financial covenants was primarily a result of the following:

•

lower patient census attributable to regional executive management’s inconsistencies in the quality of care being delivered, resulting in lower Centers for Medicare and Medicaid Services (“CMS”) survey results in certain facilities and the disruption of certain referral patterns; and

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

Management of GruenePointe Holdings has also advised us in connection with our monitoring activities that they have put in place and are executing upon a plan specifically to address each of these operational matters, including:

•

The appointment of a new executive management team at the management company and the replacement of local administrators, Directors of Nursing and other clinical personnel at certain facilities.  We believe that the new management team has renewed and increased its focus on delivering quality outcomes and is creating a supporting, fully accountable corporate culture across the operational platform.  These initial steps appear to be yielding improvements in the portfolio, as reflected by the following information provided to us by GruenePointe Holdings in connection with our monitoring activities:

o	based on preliminary data, occupancy in the fourth quarter of 2017 is expected to increase to 80.4%, up from a low of 78.1% in the second quarter of 2017;
o	the average number and the severity of survey deficiencies declined in 2017 as compared to 2016;
o	avoidable re-hospitalizations trended favorably over the past 12 months;
o

within the CMS star rating system, the average quality rating for the Texas SNF Portfolio increased to 3.3 stars as of September 30, 2017, up from 2.7 stars as of March 31, 2017--management of GruenePointe Holdings has indicated that the reduction in the number and severity of deficiencies has helped drive better performance in the latest CMS surveys and that it expects additional improvements in the average CMS star ratings to continue;

o	most recently, one facility achieved a survey with zero deficiencies; and
o	three facilities eligible to participate in the Quality Incentive Payment Program (QIPP) began receiving payments for dates of service starting September 2017.
•	the consolidation of corporate administrative operations into a centrally located office in Dallas;
•	negotiation of pricing with service providers particularly within contracted services for therapy and pharmacy; and
•	reduction in the utilization of contracted nursing labor.

We continue to closely monitor the GruenePointe Tenant’s ongoing operations and we believe that the efforts taken by the new management team will lead to continued improvement in patient census and reduce operating costs and return the portfolio to compliance with our lease coverage covenants. To date, the GruenePointe Tenant has maintained compliance with all other covenants and provisions of the GPH Master Lease with us.

The GPH Master Lease is unconditionally guaranteed by GruenePointe Holdings and is guaranteed by an affiliate of OnPointe Health (a privately owned operator of post-acute facilities that is one of the owners of GruenePointe Holdings and manages the operations of the Texas SNF Portfolio) in an amount up to one year of its management fee received from the Texas SNF Portfolio. In addition, the GPH Master Lease is personally guaranteed by certain other owners of GruenePointe Holdings in an amount up to $6.0 million and is further secured by (i) a first priority pledge of and security interest in the equity interests in the GruenePointe Tenant and (ii) an assignment and pledge of substantially all of the assets of the GruenePointe Tenant. The GPH Master Lease also requires GruenePointe to maintain security deposits in an amount equal to two months of rent.

As noted above, the GruenePointe Tenant has continued to make timely rental payments under the Master Lease and is taking actions to remedy what are considered to be the underlying causes identified by its management.  However, if the operating results of the GruenePointe Tenant do not improve on the schedule or to the extent we anticipate, the GruenePointe Tenant or the guarantors of the Master Lease may default on the lease payments or other obligations to us, which could materially and adversely affect our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Business and Growth Strategy—The success of our investment in GruenePointe Holdings depends on improved operating results at its facilities and such improved operating results may not occur on the schedule or to the extent that we anticipate, or at all, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.”

Life Generations Portfolio

During 2015, we acquired a portfolio of five skilled nursing facilities and one connected assisted living facility from Life Generations for $95.0 million (collectively the “Life Generations Portfolio”). The Life Generations Portfolio is located in the southern California markets and has approximately 559 licensed beds as of December 31, 2017.

Upon the closing of the acquisitions, we leased 100% of the Life Generations Portfolio to wholly owned subsidiaries of Life Generations pursuant to a triple-net master lease agreement, with the tenants responsible for all costs of the facilities, including taxes, insurance, maintenance and capital improvements. The lease has a non-cancelable 15-year term, with two five-year extension options. The annualized base rent under the lease was approximately $8.3 million as of December 31, 2017. On the fifth anniversary of the initial lease term, the annual base rent will increase by the lesser 2.0% and the percentage increase in the consumer price index over the first five years of the lease. On the sixth through the ninth anniversaries of the initial lease term, the annual base rent will increase each year by the lesser of 2.0% and the percentage increase in the consumer price index over the prior 12 months. On each anniversary thereafter, the annual base rent will increase by 2.5% of the prior year’s base rent.

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

Lakeway Hospital

Lakeway Hospital is a 270,512 square-foot acute care hospital located in Lakeway, Texas. The hospital opened in April 2012 and is licensed for 106 beds and has six operating rooms. We own the facility through the Lakeway Partnership, which, based on a total equity contribution of $2.0 million, is owned 51% by us and 49% by an entity that is owned indirectly by physicians who have relocated their practices to Lakeway Hospital and a non-physician investor. Our equity contribution to the Lakeway Partnership was $1.0 million, and our transfer of the original $50.0 million note and $23.0 million of cash to the Lakeway Partnership is structured as a mortgage loan to the Lakeway Partnership that is secured by a first mortgage lien on Lakeway Hospital (the “Lakeway Intercompany Mortgage Loan”). The Lakeway Intercompany Mortgage Loan has a ten-year term and requires payments of principal and interest at a rate of 8.0% per annum based on a 25-year amortization schedule. The interest rate on the Lakeway Intercompany Mortgage Loan will reset after five years based upon then-current market rates. The Lakeway Intercompany Mortgage Loan, the related interest income to us and the related interest expense to the Lakeway Partnership are eliminated in our consolidated financial statements.

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

On September 1, 2016, BSW Health acquired the prior operations of Lakeway Hospital. In connection with the closing of this transaction, we simultaneously terminated the lease with the prior operator and entered into a new triple-net lease with the Baylor Lessee, which has an initial term of 15 years with two ten-year extension options. The annualized base rent under the lease is approximately $12.8 million as of December 31, 2017. The base rent will increase by 1.75% on the second anniversary of the lease, 2.0% on the third anniversary and 2.5% on each anniversary thereafter.

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

As a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute on an annual basis at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to maintain our qualification for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to maintain our qualification as a REIT. Even if we maintain our qualification as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by MedEquities Realty TRS, LLC, our taxable REIT subsidiary, and any other taxable REIT subsidiaries (“TRSs”) that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax.

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

We may be subject directly to healthcare laws and regulations, because of the broad nature of some of these restrictions, such as the Anti-kickback Statute and False Claims Act among others. In some cases, especially in the event we own properties managed by third parties, regulatory authorities could classify us or our subsidiaries as an operating entity or license holder. Such a designation would significantly increase the regulatory requirements directly applicable to us and subject us to increased regulatory risk. We intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations. We expect that the healthcare industry will continue to face increased regulations and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services.

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

Anti-Kickback Statute. A section of the Social Security Act known as the “Anti-kickback Statute” prohibits, among other things, the offer, payment, solicitation or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. Courts have interpreted this statute broadly and held that the Anti-kickback Statute is violated if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. The Affordable Care Act provides that knowledge of the Anti-kickback Statute or specific intent to violate the statute is not required in order to violate the Anti-kickback Statute. Violation of the Anti-kickback Statute is a crime, punishable by fines of up to $25,000 per violation, five years imprisonment, or both. Violations may also result in civil and administrative liability and sanctions, including civil penalties of up to $50,000 per violation, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and additional monetary penalties in amounts treble to the underlying remuneration. A violation of the Anti-kickback Statute also constitutes a per se violation of the False Claims Act, which is discussed in greater detail below.

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

We intend to use commercially reasonable efforts to structure our arrangements, including any lease/operating arrangements involving facilities in which local physicians are investors, so as to satisfy, or meet as closely as possible, safe harbor requirements. The safe harbors are narrowly structured, and there are not safe harbors available for every type of financial arrangement that we or our tenants/operators may enter. Although it is our intention to fully comply with the Anti-kickback Statue, as well as all other applicable state and federal laws, there can be no forward-looking assurance that regulatory authorities enforcing these laws will not question the compliance of our financial arrangements or the financial relationships of our tenants/operators with the Anti-kickback Statute or other similar laws.

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

Although our lease agreements will require lessees to comply with the Stark Law, we cannot offer assurance that regulators will not question whether the arrangements entered into by us or by our tenants/operators are in compliance with the Stark Law or similar state laws.

The False Claims Act. The federal False Claims Act prohibits knowingly making or presenting any false claim for payment to the federal government. The government uses the False Claims Act to combat fraud and abuse in government spending, including health care spending under Medicare and other government programs. The False Claims Act defines the term “knowingly” broadly. For example, though simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission.

The False Claims Act contains qui tam, or whistleblower, provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Under the False Claims Act’s whistleblower provisions, whistleblowers are entitled to recover as much as 30% of the government’s recovery. The False Claims Act includes civil and criminal penalties and a treble damages provision for monetary penalties. The False Claims Act also provides between $10,957 and $21,916 in monetary damages per claim. As discussed above, the Affordable Care Act clarified that a violation of the Anti-kickback Statute constitutes a per se violation of the False Claims Act. Finally, most states have enacted their own false claims laws modeled after the federal False Claims Act.

Other Fraud & Abuse Laws. There are various other fraud and abuse laws at both the federal and state levels that cover false claims and false statements and these may impact our business. For example, the Civil Monetary Penalties law authorizes the imposition of monetary penalties for various forms of fraud and abuse involving the Medicare and Medicaid programs. Penalties are assessed based on the type of violation at issue. For example, if the conduct involves a kickback, the government may seek a penalty of up to $50,000 for each improper act, as well as treble damages. Actions prohibited under the Civil Monetary Penalties law include, but are not limited to, the following:

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

HIPAA Administrative Simplification and Privacy and Security Requirements. HIPAA, as amended by the HITECH Act, and its implementing regulations create a national standard for protecting the privacy and security of individually identifiable health information (called “protected health information”). Compliance with HIPAA is mandatory for covered entities, which include healthcare providers such as tenants/operators of our facilities. Compliance is also required for entities that create, receive, maintain or transmit protected health information on behalf of covered entities, such as healthcare providers or that perform services for such covered entities that involve the disclosure of protected health information, called “business associates.” In January, 2013, HHS issued a final rule to implement regulations pursuant to the HITECH Act and also imposed certain additional obligations for covered entities and their business associates. The final rule became effective March 26, 2013, and covered entities and business associates were given until September 23, 2013 to comply with most of these provisions. On September 19, 2013, HHS’s Office for Civil Rights announced a delay in the enforcement, until further notice, of certain requirements as applicable to HIPAA covered laboratories, and enforcement became effective as of October 6, 2014. HHS may, in the future, announce additional guidance that could affect the business of our tenants/operators subject to these laws.

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

Facilities in our portfolio will be subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We require our healthcare properties to be properly licensed under applicable state laws. As applicable, we also expect our operators/facilities to participate in the Medicare and Medicaid programs and to be appropriately accredited by an approved accrediting organization. The loss of Medicare or Medicaid certification would result in our tenants/operators that operate Medicare/Medicaid-eligible providers from receiving reimbursement from federal healthcare programs. The loss of necessary accreditation would result in increased scrutiny by CMS and likely the loss of payment from non-government payers.

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

Healthcare Industry Investigations. Significant media and public attention has focused in recent years on the healthcare industry. The federal government is dedicated to funding additional federal enforcement activities related to healthcare providers and preventing fraud and abuse. Our tenants/operators will engage in many routine healthcare operations and other activities that could be the subject of governmental investigations or inquiries. For example, our tenants/operators will likely have significant Medicare and Medicaid billings, numerous financial arrangements with physicians who are referral sources, and joint venture arrangements involving physician investors. In recent years, Congress has increased the level of funding for fraud and abuse enforcement activities. It is possible that governmental entities could initiate investigations or litigation in the future and that such matters could result in significant costs and penalties, as well as adverse publicity. It is also possible that our executives could be included in governmental investigations or litigation or named as defendants in private litigation.

Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the HHS-OIG and HHS-OCR, CMS and state Medicaid programs, may conduct audits of our tenants/operator’s operations. Private payers may conduct similar post-payment audits, and our tenants/operators may also perform internal audits and monitoring. Depending on the results of those audits, the resolution of any issues identified in such audits could have a material, adverse effect on our portfolio’s financial position, results of operations and liquidity.

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

Employees

At December 31, 2017, we had 12 employees.

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

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of the documents available to the public free of charge through our website or by contacting our Investor Relations Department at the address set forth above under “—Corporate Information.”

Our Corporate Governance Guidelines, Code of Ethics and Business Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Corporate Governance section of the Investor Relations section of our website.

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

Risks Related to Our Business and Growth Strategy

Our growth will depend upon future acquisitions of healthcare properties, and we may be unsuccessful in identifying, financing and consummating attractive acquisitions or taking advantage of other investment opportunities, which would impede our growth and negatively affect our cash available for distribution to stockholders.

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

•	we may be unable to obtain debt or equity financing or to otherwise finance acquisitions on favorable terms, or at all.

Our failure to identify, finance and consummate attractive acquisitions or take advantage of other investment opportunities without substantial expense, delay or other operational or financial problems, would impede our growth and negatively affect our results of operations and cash available for distribution to our stockholders.

Certain tenants/operators in our portfolio account for a significant percentage of the rent generated from our portfolio, and the failure of any of these tenants/operators to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants/operators. Approximately 89.7% of the consolidated revenues (rental income and interest on mortgage notes receivable) for the year ended December 31, 2017 was generated by Baylor Scott & White (24.1%), GruenePointe Holdings (23.5%), Fundamental Healthcare (15.1%), Life Generations (14.1%) and Vibra Healthcare (12.9%). Lease payment defaults by Baylor Scott & White, GruenePointe Holdings, Life Generations, Fundamental Healthcare, Vibra Healthcare or other significant tenants/operators or declines in their operating performance could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. If the property is subject to a mortgage, a default by a significant tenant/operator on its lease payments to us or a significant decline in operating performance at a facility may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant/operator default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we cannot assure you that we will be able to re-lease the property for the rent previously received, or at all, or that lease terminations will not cause us to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

Similarly, our tenants/operators may face competition from other medical practices in nearby hospitals and other medical facilities, including newer healthcare facilities. Our tenants/operators’ failure to compete successfully with these other practices could adversely affect the operating performance of our facilities. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could also materially and adversely affect our tenants’/operators’ ability to meet our operating performance expectations and make rental payments to us or, if we lease properties to our TRS, our TRS’s ability to make rental payments to us, which, in turn, could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

We may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases.

We cannot predict whether our tenants will renew existing leases beyond their current terms. If any of our leases are not renewed upon expiration, we would attempt to lease those properties to another tenant. In case of non-renewal, we generally expect to have advance notice before expiration of the lease term to arrange for repositioning of the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on us. In addition, if we are unable to re-let the properties to healthcare operators with the expertise necessary to operate the type of properties in which we invest, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by potential purchasers.

All of these risks may be greater in smaller markets, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized space, and could have a material adverse effect on us.

The success of our investment in GruenePointe Holdings depends on improved operating results at its facilities and such improved operating results may not occur on the schedule or to the extent that we anticipate, or at all, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

We lease the Texas SNF Portfolio to the GruenePoint Tenant pursuant to the GPH Master Lease, which is guaranteed by certain affiliates of the GruenePointe Tenant and is secured by certain collateral, each as further described below. We have been monitoring a decline in the Texas SNF Portfolio rent coverage metrics throughout fiscal year 2017. Beginning with the finalization of its June 30, 2017 financial statement close processes, and continuing with the reported results as of September 30, 2017, the GruenePointe Tenant was no longer in compliance with two financial covenants under the GPH Master Lease—a minimum rent coverage ratio (aggregate EBITDAR to aggregate base rent of the GruenePointe Tenant) of 1.2 to 1.0 and a minimum fixed charge coverage ratio (aggregate EBITDAR to aggregate fixed charges of the GruenePointe Tenant of 1.1 to 1.0, each of which is calculated on a trailing 12 month basis and reported one quarter in arrears and as such terms are defined in the GPH Master Lease. For the GruenePointe Tenant reporting period ended September 30, 2017, the rent and fixed charge coverage ratios were 0.80 to 1.0 and 0.73 to 1.0, respectively.

With our review of operational and statistical results in conjunction with management meetings with GruenePointe Holdings, GruenePointe Holdings advised us that the failure to comply with the two financial covenants was primarily a result of (i) lower patient census attributable to regional executive management’s inconsistencies in the quality of care being delivered, resulting in lower CMS survey results in certain facilities and the disruption of certain referral patterns and (ii) higher than expected costs from purchased services, primarily in therapy and pharmacy, and in contracted nursing labor. Management of GruenePointe Holdings has also advised us in connection with our monitoring activities that they have put in place and are executing upon a plan specifically to address each of these operational matters.

The GPH Master Lease is unconditionally guaranteed by GruenePointe Holdings and is guaranteed by an affiliate of OnPointe Health (a privately owned operator of post-acute facilities that is one of the owners of GruenePointe Holdings and manages the operations of the Texas SNF Portfolio) in an amount up to one year of its management fee received from the Texas SNF Portfolio. In addition, the GPH Master Lease is personally guaranteed by certain other owners of GruenePointe Holdings in an amount up to $6.0 million and is further secured by (i) a first priority pledge and security interest in the equity interests in the GruenePointe Tenant and (ii) the assignment and pledge of substantially all of the assets of the GruenePointe Tenant. The GPH Master Lease also requires the GruenePointe Tenant to maintain security deposits in an amount equal to two months of rent.  Such guarantees, even if enforced, may not fully satisfy the obligations of the GruenePointe Tenant.

If the operating results of the GruenePointe Tenant continue to decline or do not improve on the schedule or to the extent we anticipate, the GruenePointe Tenant or the guarantors of the GPH Master Lease may default on the lease payments or other obligations to us, we may not be able to re-lease the facility for the rent previously received, or at all, and a lease termination could cause us to sell the property at a loss, each of  which would materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

Recently developed properties, such as Mountain’s Edge Hospital, may take longer than expected to achieve stabilized operating levels, if at all. To the extent such facilities fail to reach stabilized operating levels or achieve stabilization later than expected, it could materially and adversely affect our tenants’ abilities to make payments to us under their leases and thus adversely affect our business and results of operations.

A high concentration of our properties in a particular facility type magnifies the effects of events that may adversely impact this particular facility type.

We intend to acquire income-producing healthcare properties diversified by facility type. However, approximately 92.0% of our consolidated rental income for the year ended December 31, 2017 was derived from skilled nursing facilities (46.9%), acute care hospitals (32.8%), and long term acute care hospitals (12.3%). As such, any adverse situation that disproportionately affects these facility types would have a magnified adverse effect on our portfolio.

Properties in Texas, California and Nevada accounted for approximately 94.8% of the consolidated rental income from our portfolio for the year ended December 31, 2017.

For the year ended December 31, 2017, approximately 94.8% of our consolidated rental income was derived from properties located in Texas (60.5%), California (23.8%) and Nevada (10.5%). As a result of this geographic concentration, we are particularly exposed to downturns in the economies of, as well as other changes in the real estate and healthcare industries in, these geographic areas. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these geographic areas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these geographic areas, our business, financial condition, results of operations and ability to make distributions to our stockholders may be adversely affected.

Our real estate investments are, and are expected to continue to be, concentrated in healthcare properties, which could adversely affect our operations relative to a more diversified portfolio of assets.

We invest in a diversified mix of healthcare facilities and healthcare-related real estate debt investments. We are subject to risks inherent in concentrating investments in real estate, and the risks resulting from a lack of diversification may become even greater as a result of our business strategy to concentrate our investments in the healthcare sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of healthcare properties. Given our concentration in this sector, our tenant base is especially concentrated and dependent upon the healthcare industry generally, and any industry downturn or negative regulatory or governmental development could adversely affect the ability of our tenants to make lease payments and our ability to maintain current rental and occupancy rates. Our tenant mix could become even more concentrated if a significant portion of our tenants practice in a particular medical field or are reliant upon a particular healthcare delivery system. Accordingly, a downturn in the healthcare industry generally, or in the healthcare related facility specifically, could adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

Failure to succeed in investing in or acquiring different types of healthcare facilities or facilities in different geographic markets may have adverse consequences.

We have invested in or acquired in the past, and we may invest in or acquire in the future if appropriate opportunities arise, types of healthcare facilities that are different than those we have previously invested in or acquired. Investing in or acquiring different types of healthcare facilities exposes us to a variety of risks, including difficulty evaluating the market conditions and industry trends specific to such facilities, evaluating quality tenants for such facilities and understanding rules and regulations specific to such facilities. As a result, we may not be successful in investing in or acquiring types of healthcare facilities that are different than those we have previously invested in or acquired.

In addition, we may look to expand into geographic markets across the United States beyond our existing markets. Investing in or acquiring facilities located in different geographic areas in the United States exposes us to further risks, such as lack of experience with the governmental and private third-party payors in such areas, lack of familiarity with the local market conditions and trends, difficulty in developing new business relationships in such areas and competition with other companies that already have an established presence in such areas. Our failure to succeed in investing in or acquiring different types of healthcare facilities or expanding into different geographic markets could materially and adversely impact our business, financial condition, results of operations and ability to make distributions to our stockholders.

We depend on key personnel whose continued service is not guaranteed and each of whom would be difficult to replace.

We depend on the efforts and expertise of Mr. McRoberts, our chief executive officer and chairman of our board of directors, Mr. Harlan, our president and chief operating officer and member of our board of directors, and Mr. Walraven, our chief financial officer, to execute our business strategy. If one or more of these individuals were to no longer be employed by us, we may be unable to find suitable replacements. If we were to lose the services of one or more of our executive officers and were unable to find suitable replacements, our business, financial condition, results of operations and ability to make distributions to our stockholders could be materially and adversely affected.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability, among other things, to meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements and the lack of otherwise available cash or cash equivalents, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all.  Any additional debt we incur will increase our leverage and likelihood of default, and any equity capital we may issue or sell to fund any such liquidity needs could be dilutive to your investment in us or to our net asset value. Our access to third-party sources of capital depends, in part, on:

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

We may be unable to secure funds for future capital improvements, which could limit our ability to attract or replace tenants/operators, which, in turn, could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

Although under our typical lease structure our operators generally are responsible for capital improvement expenditures, it is possible that an operator may not be able to fulfill its obligations to keep the facility in good operating condition. Further, we may be responsible for capital improvement expenditures on such facilities after the terms of the triple-net leases expire. In addition, when tenants/operators do vacate their space, it is common that, in order to attract replacement tenants/operators, we will be required to expend substantial funds for improvements and, for our leased properties, leasing commissions related to the vacated space. Such improvements may require us to incur substantial capital expenditures. If we have not established capital reserves for such capital improvements, we will have to obtain financing from other sources, which may not be available on attractive terms or at all. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flows as a result of fewer potential tenants/operators being attracted to the property or existing tenants/operators not renewing their leases or operating agreements, as the case may be. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, which, in turn, could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

We have experienced and expect to continue to experience significant growth and may not be able to adapt our management and operational systems to respond to the integration of the healthcare properties we expect to acquire without unanticipated disruption or expense, which could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

We have experienced and expect to continue to experience significant growth through the potential acquisition of healthcare properties we are currently evaluating. We may not be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to manage such potential acquisitions without operating disruptions or unanticipated costs. Our failure to successfully manage our growth could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

We face potential adverse consequences of bankruptcy or insolvency by our tenants, operators, borrowers, managers and other obligors.

We are exposed to the risk that our tenants, operators, borrowers, managers or other obligors could become bankrupt or insolvent. Although our lease, loan and management agreements will provide us with the right to exercise certain remedies in the event of default on the obligations owing to us or upon the occurrence of certain insolvency events, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, a debtor-lessee may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the debtor-lessee for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap could be substantially less than the remaining rent actually owed under the lease, and any claim we have for unpaid rent might not be paid in full. In addition, a debtor-lessee may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to a landlord, are generally more limited. In the event of an obligor bankruptcy, we may also be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager. As a result, our business, financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected if an obligor becomes bankrupt or insolvent.

Long-term leases may result in below market lease rates over time, which could adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

We have entered into long-term leases with tenants/operators at all of our single-tenant properties. Our long-term leases provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of such long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases could be less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our business, financial condition, results of operations and ability to make distributions to our stockholders could be materially and adversely affected.

We may incur additional costs in acquiring or re-leasing properties, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

We may invest in properties designed or built primarily for a particular tenant/operator of a specific type of use known as a single-user facility. If the tenant/operator fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant/operator without making substantial capital improvements or incurring other significant costs. We also may incur significant litigation costs in enforcing our rights against the defaulting tenant/operator. These consequences could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

We may structure acquisitions of properties in exchange for OP units in our operating partnership on terms that could limit our liquidity or our flexibility or require us to maintain certain debt levels that otherwise would not be required to operate our business.

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

If we issue OP units in our operating partnership in exchange for property, the value placed on such units may not accurately reflect their market value, which may dilute your interest in us.

If we issue OP units in our operating partnership in exchange for property, the per unit value attributable to such units will be determined based on negotiations with the property seller and, therefore, may not reflect the fair market value of such units if a public market for such units existed. If the value of such units is greater than the value of the related property, your interest in us may be diluted.

We have a limited operating history as a publicly traded company and limited resources and may not be able to successfully operate our business, continue to implement our investment strategy or generate sufficient revenue to make or sustain distributions to stockholders. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a publicly traded company.

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

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. After we are no longer an emerging growth company under the JOBS Act, Section 404 of the Sarbanes-Oxley Act requires our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our consolidated financial statements that could require us to restate our consolidated financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the per-share trading price of our common stock.

Acquired properties may expose us to unknown liabilities, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. Unknown liabilities with respect to acquired properties may include, but are not limited to, liabilities for clean-up of undisclosed environmental contamination, liabilities for failure to comply with fire, health, life-safety and similar regulations, claims by tenants, vendors or other persons against the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties. If a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

Because we own real estate, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.

Our secured credit facility restricts our ability to engage in certain business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments, which could adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

These limitations restrict our ability to engage in certain business activities, which could adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders. Our secured credit facility also contains cross-default provisions with respect to specified other indebtedness, giving the lenders the right, in certain circumstances, to declare a default if we are in default under other loans. In addition, it will constitute an event of default under our secured credit facility if any two of our three executive officers leave our company and are not replaced by an executive officer reasonably acceptable to the lenders within 90 days of such departure.

We intend to continue to incur mortgage indebtedness and other borrowings, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

We have financed and intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds, including borrowings under our secured credit facility. As of February 21, 2018, we had $220.7 million of debt outstanding, all of which was under our secured credit facility. Certain of our properties have been pledged as collateral for our secured credit facility. In the future, we may incur mortgage debt and pledge some or all of our real estate as security for that debt to obtain funds to acquire additional real estate or for working capital. We also may borrow funds to satisfy the REIT qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders.

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

High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and lower amounts available for distributions to our stockholders. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our business, financial condition, results of operations and ability to make distributions to our stockholders may be materially and adversely affected.

Higher interest rates could increase our interest expense and may make it more difficult for us to finance acquisitions or refinance existing debt, which could reduce the number of properties we can acquire or require us to sell properties on terms that are not advantageous to us, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

We currently have, and may incur in the future, debt that bears interest at variable rates. An increase in interest rates would increase our interest expense to the extent we have not effectively hedged against such increase, which could adversely affect our results of operations. In addition, an increase in interest rates would increase the costs of financing acquisitions, which could limit our growth prospects, and of refinancing existing debt, which would increase our interest expense and could adversely affect our cash flow and our ability to service our debt. If we are unable to refinance debt on favorable terms, or at all, due to higher interest rates or other factors, we may be forced to sell properties on terms that are not advantageous to us. If any of these events occur, our business, financial condition, results of operations and ability to make distributions to our stockholders may be materially and adversely affected.

Failure to hedge effectively against interest rate changes may materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we seek to manage and mitigate our exposure to interest rate risk attributable to variable-rate debt by using interest rate swap arrangements, interest rate cap agreements and other derivatives. The goal of our interest rate management strategy is to minimize or eliminate the effects of interest rate changes on the value of our assets, to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of financing such assets. However, these derivatives themselves expose us to various risks, including the risk that: (i) counterparties may fail to honor their obligations under these arrangements; (ii) the credit quality of the counterparties owing money under these arrangements may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transactions; (iii) the duration of the hedging transactions may not match the duration of the related liability; (iv) these arrangements may not be effective in reducing our exposure to interest rate changes; and (v) these arrangements may actually result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

Our costs associated with complying with the Americans with Disabilities Act may materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant/operator, to ensure compliance with the ADA. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our costs associated with ADA compliance could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event that our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

Acquiring or attempting to acquire multiple properties in a single transaction may materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions may be more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in our owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. Moreover, our ability to dispose of properties could be limited by our intention to avoid any “dealer sale” that could be subject to the 100% REIT prohibited transaction tax. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property. Any of the foregoing events may have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

Uninsured losses relating to real estate and lender requirements to obtain insurance may materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase. If any one of the events described above were to occur, it could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

Uncertain market conditions relating to the future disposition of properties could cause us to sell our properties at a loss in the future, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our management, subject to the oversight and approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We generally intend to hold properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Because of the uncertainty of market conditions that may affect the future disposition of our properties, and the potential payment of prepayment penalties upon such disposition, we cannot assure you that we will be able to sell our properties at a profit in the future, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

If we sell properties by providing financing to purchasers, defaults by the purchasers could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

The mortgage loans that we have made and may make or purchase in the future may be impacted by unfavorable real estate market conditions, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

As of December 31, 2017, we had three mortgage loans in an aggregate amount of $18.6 million. We may make or purchase additional mortgage loans in the future. Such investments involve special risks relating to the particular borrower, and we are at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant/operator defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate. If we acquire property by foreclosure following defaults under our mortgage loans, we will have the economic and liability risks as the owner of such property. We do not know whether the values of the healthcare property securing any of our mortgage loans will remain at the levels existing on the dates we initially made or purchased the mortgage loan. If the values of the underlying healthcare properties drop or the borrower defaults, our business, financial condition, results of operations and ability to make distributions to our stockholders may be materially and adversely affected.

We may be unable to successfully foreclose on the collateral securing our real estate-related loans and other investments we intend to make, and, even if we are successful in our foreclosure efforts, we may be unable to successfully sell any acquired equity interests or reposition any acquired properties, which may adversely affect our ability to recover our investments.

If a borrower defaults under mortgage or other secured loans for which we are the lender, we may attempt to foreclose on the collateral securing those loans, including by acquiring the pledged equity interests or acquiring title to the subject properties, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or exercise other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we are, and in the future may be, subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could materially and adversely affect our business, results of operations and ability to make distributions to our stockholders. Even if we successfully foreclose on the collateral securing our mortgage loans and other investments, foreclosure-related costs, high loan-to-value ratios or declines in equity or property value could prevent us from realizing the full amount of our secured loans, and we could be required to write the asset down to its fair value and record an impairment charge for such losses. Moreover, we may acquire equity interests that we are unable to sell due to securities law restrictions or otherwise, and we may acquire title to properties that we are unable to reposition with new tenants or operators on a timely basis, if at all, or without making improvements or repairs to the properties at a significant expense. Any delay or costs incurred in repositioning the properties could adversely affect our ability to recover our investments.

The terms of joint venture agreements or other joint ownership arrangements into which we may enter could impair our operating flexibility and could adversely affect our business, financial condition, results of our operations and ability to make distributions to our stockholders.

We may enter into joint ventures with affiliates and/or third parties to acquire or improve properties. We may also purchase properties in partnerships or other co-ownership arrangements. For example, we own Lakeway Hospital through the Lakeway Partnership, a consolidated partnership between us and local physicians and non-physician investors, and our partner’s approval is required for certain actions, including a sale or other disposition of a material part of Lakeway Hospital, incurring or modifying debt in excess of certain amounts (including modifying, prepaying or refinancing our mortgage loan to the Lakeway Partnership) and admitting additional partners or transferring existing interests in the Lakeway Partnership. Such joint ventures, partnerships or other ownership arrangements may involve risks not otherwise present when acquiring real estate directly, including the following:

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

Risks Related to the Healthcare Industry

Adverse trends in healthcare provider operations may negatively affect the operations at our properties, which in turn, could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

These factors may materially and adversely affect the economic performance of some or all of our tenants/operators, which in turn could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

Our tenants, operators, borrowers, guarantors and managers and we may be adversely affected by healthcare regulation and enforcement.

The regulatory environment of the long-term healthcare industry has generally intensified over time both in the amount and type of regulations and in the efforts to enforce those regulations. The extensive federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements that may be entered into by healthcare providers. Moreover, changes in enforcement policies by federal and state governments have resulted in an increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Business—Regulation—Healthcare Regulatory Matters.” We are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators, guarantors and managers, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

Further, if our tenants, operators, borrowers, guarantors and managers fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties (some of which are discussed below), they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. We also may become subject directly to healthcare laws and regulations because of the broad nature of some of these restrictions. Our tenants, operators, borrowers, guarantors, managers and we also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants, operators, borrowers, guarantors and managers and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

We received a Civil Investigative Demand (“CID”), from the U.S. Department of Justice (the “DOJ”), in September 2016 which indicates that it is conducting an investigation regarding alleged violations of the False Claims Act, Stark Law and Anti-Kickback Statute in connection with claims that may have been submitted to Medicare and other federal payors for services rendered to patients at Lakeway Hospital or by providers with financial relationships with Lakeway Hospital. The CID requests certain documents and information related to our acquisition and ownership of Lakeway Hospital. We have no reason to believe that we are the target of the investigation, and we are cooperating fully with the DOJ in connection with the CID and have produced all of the information that has been requested to date. In addition, we believe that our acquisition, ownership and leasing of Lakeway Hospital through the Lakeway Partnership was and is in compliance with all applicable laws. However, we can provide no assurances regarding the focus, scope or ultimate outcome of the investigation, including the DOJ’s view regarding our status in the investigation. We [have incurred and may continue to incur] significant legal and other costs, and it may become necessary to divert management resources from our ordinary business operations, in connection with the CID and the ongoing investigation. The incursion of these costs and any adverse findings by the DOJ related to us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, President Trump and the U.S. Congress have stated that they intend to, and have made various attempts to, modify, repeal, replace or otherwise invalidate all or certain provisions of the Affordable Care Act, including the repeal of the individual mandate as part of the new tax reform bill, which was signed into law by President Trump on December 22, 2017. We cannot predict the ultimate outcome of the Affordable Care Act or what effect President Trump’s administration may have, if any, on coverage and reimbursement for healthcare items and services. The uncertainty surrounding the future of the Affordable Care Act could adversely affect our and our tenants’ business and growth prospects.

If we indirectly invest in healthcare operators, we will be subject to additional risks related to healthcare operations, which could have a material adverse effect on our results of operations.

We may invest in hospitals or other providers that are tenants of our properties, structured, where applicable, in compliance with the REIT Investment and Diversification and Empowerment Act of 2007 (“RIDEA”) or other applicable REIT laws or regulations. If so, we will be exposed to various operational risks with respect to those operating properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in patient volume and occupancy, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local and industry-regulated licensure, certification and inspection laws, regulations and standards; the availability and increases in cost of general and professional liability insurance coverage; federal, state and local regulations; the costs associated with government investigations and enforcement actions and False Claims Act litigation; the availability and increases in cost of labor (as a result of unionization or otherwise); and other risks applicable to operating businesses. Any one or a combination of these factors may adversely affect our revenue and results of operations.

Our tenants/operators may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us and, thus, could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

Risks Related to Our Organizational Structure

BlueMountain has the ability to exercise substantial influence over us, including the approval of certain acquisitions, and BlueMountain has ownership interests in other businesses that may compete with us, which could result in conflicts of interest.

As of February 21, 2018, BlueMountain Capital Management, LLC (“BlueMountain”) owned approximately 8.1% of the outstanding shares of our common stock. BlueMountain has designated two of the members of our board of directors and, subject to certain conditions, will have a continuing right to designate one or two of our directors, who will serve on our investment committee. BlueMountain and its two board designees have substantial influence over us, including, subject to certain exceptions where BlueMountain may have a conflict of interest, the ability to veto certain of our acquisitions as members of the investment committee, and any changes to the size of our board of directors.  In addition, the concentration of ownership by BlueMountain in us may influence the outcome of any matters submitted to our stockholders for approval.  BlueMountain also has ownership interests in healthcare operators and facilities that may compete with our investments, facilities and tenants, and may compete with us for future acquisitions, among other things, and BlueMountain is under no obligation to present us with potential acquisition or investment opportunities that may arise through its other interests.  The level of influence and control that BlueMountain may be able to exert through its ownership in us and its designees on our board of directors and investment committee could have a material adverse effect on our ability to execute on business and growth plans.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under certain circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

Our investment and financing policies are exclusively determined by our board of directors. Accordingly, our stockholders do not control these policies. As the market evolves, we may change our business, investment and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this Annual Report on Form 10-K. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our properties or the types of assets in which we seek to invest, may increase our exposure to real estate market fluctuations. In addition, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy is changed, we may in the future become highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. Furthermore, as the market evolves, our board may determine that healthcare properties do not offer the potential for attractive risk-adjusted returns for an investment strategy. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our strategies with regard to the foregoing could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders and the market price of our common stock.

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

The employment agreements that we entered into with each of our executive officers provide that, if their employment with us terminates under certain circumstances (including upon a change in our control), we may be required to pay them significant amounts of severance compensation, including cash severance payments and accelerated vesting of equity awards, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in our control that might involve a premium paid for our common stock or otherwise be in the best interests of our stockholders.

Conflicts of interest could arise between the interests of our stockholders and the interests of holders of OP units, which may impede business decisions that could benefit our stockholders.

If we issue OP units in our operating partnership to third parties, conflicts of interest could arise as a result of the relationships between us, on the one hand, and our operating partnership or any limited partner thereof, on the other. Our directors and officers have duties to us and our stockholders under applicable Maryland law in connection with their management of our company. At the same time, we, as the sole member of the general partner of our operating partnership, have fiduciary duties and obligations to our operating partnership and its limited partners under Delaware law and the partnership agreement of our operating partnership in connection with the management of our operating partnership. Our duties as the sole member of the general partner to our operating partnership and its partners may come into conflict with the duties of our directors and officers to our company and our stockholders. These conflicts may be resolved in a manner that is not in the best interests of our stockholders.

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

Recent changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on the economy, our tenants and our business and results of operations.

On December 22, 2017, President Trump signed the legislation (the “Tax Reform Legislation”) commonly known as the Tax Cuts and Jobs Act into law, which, among other changes:

•	reduces the corporate income tax rate from 35% to 21% (including with respect to our TRSs);
•

reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;
•

changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system;

•

restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction: generally, we expect our business to qualify as such a real property business, but businesses conducted by our TRSs, if any, may not qualify and we have not yet determined whether we will make such election;

•	requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;
•	restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;
•

requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	eliminates the corporate alternative minimum tax;

•	reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);
•

generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and;

•

limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Reform Legislation expire in seven years (at the end of 2025). As a result of the changes to U.S. federal tax laws implemented by the Tax Reform Legislation, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change.

The Tax Reform Legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas.  The long-term impact of the Tax Reform Legislation on the economy, us, our stockholders, our tenants, the real estate industry and government revenues cannot be reliably predicted at this early stage of the new law’s implementation. Furthermore, the Tax Reform Legislation may negatively impact certain of our tenants’ operating results, financial condition and future business plans.  The Tax Reform Legislation may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact tenants that directly or indirectly rely on government funding.  There can be no assurance that the Tax Reform Legislation will not negatively impact our financial condition and results of operations.  Additionally, the Tax Reform Legislation may be adverse to certain of our stockholders. Prospective investors are urged to consult their tax advisors regarding the effect of the changes to the U.S. federal tax laws on an investment in our common stock.

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

The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the price at which you purchased them. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects. In particular, the market price of our common stock could be subject to wide fluctuations in response to a number of factors, including, among others, the following:

•	actual or anticipated differences in our operating results, liquidity or financial condition;
•	changes in our revenues, FFO, AFFO or earnings estimates;
•	publication of research reports about us, our properties, the healthcare industry or overall real estate market;
•	increases in market interest rates that lead purchasers of our common stock to demand a higher yield;
•	additions and departures of key personnel;
•	the performance and market valuations of other similar companies;
•	the operating results of our tenants;
•	adverse market reaction to any additional debt we incur in the future;
•	actions by institutional stockholders;
•	the passage of legislation or other regulatory developments that adversely affect us or our industry;
•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K;
•	speculation in the press or investment community;
•	the extent of investor interest in our securities;
•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	our underlying asset value;
•	changes in accounting principles;

•	investor confidence in the stock and bond markets generally;
•	future equity issuances;
•	failure to meet and maintain REIT qualification and requirements;
•	low trading volume of our stock;
•	terrorist acts; and
•	general market and economic conditions, including factors unrelated to our operating performance.

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

As of February 21, 2018, we had approximately 31,886,684 shares of our common stock outstanding. As of February 21, 2018, funds managed by BlueMountain held 2,583,686 shares of our common stock, or 8.1% of the outstanding shares of our common stock, which are registered for resale pursuant to an effective shelf registration statement. The sale of all or a substantial portion of BlueMountain’s shares, or the perception that such sale may occur, could have a material adverse impact on the market price of our common stock. In addition, we may from time to time issue additional shares of common stock or OP units, which, at our option, may be redeemed for shares of our common stock, in connection with the acquisition of investments, as compensation or otherwise, and we may grant additional registration rights in connection with such issuances. We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of the common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market price of our common stock.

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

Future issuances of debt and preferred equity securities, which would rank senior to our common stock upon liquidation, or future issuances of equity securities (including OP units), which would dilute our existing stockholders and may be senior to our common stock for purposes of making distributions, may adversely affect the market price of our common stock.

In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur debt or issue preferred stock in the future, our future interest and/or dividend costs could increase and adversely affect our liquidity, FFO, AFFO and results of operations. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including OP units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

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

	High	Low
September 29, 2016 - September 30, 2016 (1)	$11.99	$11.17
October 1, 2016 - December 31, 2016	$12.05	$10.28
January 1, 2017 - March 31, 2017	$11.69	$10.61
April 1, 2017 - June 30, 2017	$13.06	$11.07
July 1, 2017 - September 30, 2017	$12.88	$11.24
October 1, 2017 - December 31, 2017	$12.04	$10.06

(1)	We completed an initial public offering of shares of our common stock on September 29, 2016.

On December 31, 2017 and February 14, 2018, the closing price of our common stock as reported on the NYSE was $11.22 and $10.63, respectively.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period from September 29, 2016 (the date our common stock began trading on the NYSE) through December 31, 2017, as well as the corresponding returns on an overall stock market index (Russell 2000) and a peer group index (FTSE NAREIT Equity Healthcare REITs Index). The stock performance graph assumes that $100 was invested on September 29, 2016. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph and table shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Period Ended
Index	9/29/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
MedEquities Realty Trust, Inc.	$100.00	$95.77	$98.55	$112.85	$106.99	$104.15
Russell 2000	100.00	108.83	111.52	114.26	120.74	124.77
FTSE NAREIT Equity Healthcare REIT	100.00	89.20	95.38	100.39	94.97	89.98

Stockholder Information

As of February 14, 2018, there were approximately 26 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.

Dividend Information

Since we commenced operations in July 2014, we have made regular quarterly distributions to our stockholders. We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. The following table sets forth the cash dividends on our common stock for the years ended December 31, 2017 and 2016.

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

          On February 7, 2018, our board of directors declared a cash dividend of $0.21 per share for the period from October 1, 2017 to December 31, 2017. The dividend will be paid on March 5, 2018 to stockholders of record on February 19, 2018.

Any future distributions will be at the sole discretion of our board of directors and will depend upon a number of factors, including our actual and projected results of operations, the cash flow generated by our operations, FFO, AFFO, liquidity, our operating expenses, our debt service requirements, capital expenditure requirements for the properties in our portfolio, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. We cannot assure you that our distribution policy will not change in the future. For a description of restrictions on our ability to make distributions, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” For more information regarding risk factors that could materially adversely affect our ability to make distributions to our stockholders, please see “Item 1A—Risk Factors.”

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although a portion of the distributions may constitute a return of capital or may be designated by us as qualified dividend income or capital gain. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain. Distributions in excess of our current and accumulated earnings and profits will not be taxable to a taxable U.S. stockholder under current U.S. federal income tax law to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock, but rather will reduce the adjusted tax basis of the common stock. Therefore, the gain (or loss) recognized on the sale of that common stock or upon our liquidation will be increased (or decreased) accordingly. To the extent those distributions exceed a taxable U.S. stockholder’s adjusted tax basis in shares of our common stock, they generally will be treated as a capital gain realized from the taxable disposition of those shares. The percentage of our stockholder distributions that exceeds our current and accumulated earnings and profits may vary substantially from year to year. During 2017 and 2016, we declared quarterly distributions aggregating $0.84 and $0.63 per share of common stock, respectively. Note 10 to the consolidated financial statements provides further discussion regarding the tax treatment of the common dividends paid. The tax treatment of 2016 dividends includes a higher return of capital percentage due to the preferred stock dividends paid in 2016, including the $6.3 million preferred stock redemption premium.

In order to maintain qualification as a REIT, we must distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to U.S. federal income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income (including net capital gains) and will be subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified under applicable U.S. federal income tax laws. We intend to distribute our REIT taxable income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid any U.S. federal income tax liability on our income and the 4% nondeductible excise tax. We anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs. However, under some circumstances, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2017, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2014 Equity Incentive Plan (the “Plan”). The following table summarizes all of these repurchases during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1 through October 31, 2017	-	-	N/A	N/A
November 1 through November 30, 2017	-	-	N/A	N/A
December 1 through December 31, 2017	1,618	$11.22	N/A	N/A
Total	1,618
(1)

The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the Plan. With respect to these shares, the price paid per share is based on the fair value at the time of surrender.

Item 6. Selected Financial Data.

The following table of selected financial information as of and for the years ended December 31, 2017, 2016 and 2015 is derived from our audited consolidated financial statements. The data should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” (dollars in thousands, except per share amounts).

	As of and for the years ended December 31,
	2017	2016	2015
Operating information:
Total revenues	$61,105	$49,296	$44,438
Preferred stock dividends	-	13,760	7,835
Net income attributable to noncontrolling interest	3,730	266	4,029
Net income (loss) attributable to common stockholders	20,422	(2,710)	4,866
Per share information:
Net income (loss) attributable to common stockholders per share:
Basic and diluted	$0.64	$(0.18)	$0.42
Dividends declared per common share	$0.84	$0.63	$0.85
Balance sheet information:
Total assets	$581,603	$519,753	$543,667
Total debt	$215,523	$144,000	$247,400

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with the consolidated financial statements and the notes thereto contained elsewhere is this Annual Report on Form 10-K.

Overview and Background

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of December 31, 2017, we had investments of $540.3 million, net in 32 real estate properties that contained a total of 2,632 licensed beds and three mortgage notes receivable. Our properties are located in Texas, California, Nevada, South Carolina, Indiana and Connecticut and include 20 skilled nursing facilities, four behavioral health facilities, three acute care hospitals, two long-term acute care hospitals, one assisted living facility, one inpatient rehabilitation facility and one medical office building. As of December 31, 2017, all of our properties other than our medical office building were 100% leased pursuant to triple-net leases with lease expirations ranging from March 2029 to November 2032.

We conduct our business through an UPREIT structure, consisting of our operating partnership, MedEquities Realty Operating Partnership, LP, and subsidiaries of our operating partnership, including our taxable REIT subsidiary, MedEquities Realty TRS, LLC. Through our wholly owned limited liability company, MedEquities OP GP, LLC, we are the sole general partner of our operating partnership, and as of December 31, 2017, we owned all of the OP units of our operating partnership. In the future, we may issue OP units to third parties in connection with healthcare property acquisitions, as compensation or otherwise. There are no material differences between us and our operating partnership as of December 31, 2017.

Recent Developments

2018 Investments

On January 8, 2018, we closed on a construction mortgage note receivable with a maximum principal amount of up to $19.0 million to Haven to fund the purchase and conversion of an existing long-term acute care hospital to a 72-bed inpatient psychiatric hospital in Meridian, Idaho. The loan has a three-year term and an annual interest rate of 10.0%. Upon completion of the planned renovation, we have the exclusive right to purchase the property, for a purchase price equal to the outstanding loan balance, in a sale-leaseback transaction with a 15-year triple-net master lease with an initial yield of 9.3%. The balance outstanding under this loan was approximately $7.7 million on February 21, 2018.

2017 Real Estate Investments

During the year ended December 31, 2017, we acquired four behavioral health facilities, three skilled nursing facilities, and one acute care hospital for an aggregate cash purchase price of $55.0 million and the conversion of a $12.5 million mortgage note receivable originated in January 2017. In addition, we originated one mortgage note receivable for $6.7 million and funded $1.9 million on a construction mortgage note receivable with a total funding commitment of $6.0 million. Additional details regarding these acquisitions and investments are included below.

On November 10, 2017, we acquired a 23,000 square foot licensed general acute care surgical hospital in Houston, Texas that contained four operating room, two special procedure rooms, four inpatient rooms and four full-size extended recovery rooms.  The purchase price for the hospital was approximately $17.5 million which was satisfied by applying to the purchase price the $12.5 million aggregate principal amount outstanding on our mortgage note receivable secured by the hospital (see further discussion below) and $5.0 million in cash consideration. The property is 100% leased to AD Hospital East, LLC pursuant to a 15-year triple net lease with two ten-year renewal options at an initial yield of 9.6%, with annual rent escalators.

On October 10, 2017, we closed on a construction mortgage note receivable with a maximum principal amount of up to $6.0 million to a wholly owned subsidiary of Sequel Youth and Family Services, LLC (“Sequel”) to fund the construction and development of a replacement psychiatric residential treatment facility for children and youth with neurodevelopmental disorders located in northeast Tennessee. We have the option to purchase the facility upon completion of construction, which is expected to occur in the second half of 2018, and concurrently lease the facility to Sequel pursuant to a 15-year triple-net lease with an initial yield of 9.0%. Amounts funded through the construction mortgage note receivable bear interest at a rate of 8.25%. The balance outstanding under this loan was approximately $1.9 million at December 31, 2017.

On August 9, 2017, we acquired four behavioral health and substance abuse treatment facilities from subsidiaries of AAC Holdings (the “AAC Portfolio”) for an aggregate purchase price of $25.0 million in cash. The facilities are comprised of two standalone intensive outpatient treatment facilities in Las Vegas, Nevada and Arlington, Texas, a 110-bed sober living facility in Las Vegas and a 56-bed sober living facility in Arlington that is expected to expand to 131 beds by the end of 2018. The properties are 100% leased to AAC Holdings pursuant to a 15-year initial term triple-net master lease with two five-year renewal options at an initial lease rate of 8.75% with annual escalators of 1.5% on the first three anniversaries of the commencement date. On the fourth anniversary of the commencement date and every year thereafter during the master lease term, including any renewals, the base rent will increase by the percentage increase in the consumer price index over the prior 12 months, subject to a minimum annual percentage increase of 1.5% and a maximum annual percentage increase of 3.0%.

On August 1, 2017, we funded a $6.7 million mortgage note receivable to a subsidiary of Medistar Corporation, which is secured by land and an existing building in Webster, Texas.  Interest accrues at a rate of 10% per annum and is payable upon the maturity date of the loan on April 1, 2018.  The borrower intends to redevelop the existing property into an integrated medical facility with approximately 48,000 rentable square feet, with construction expected to commence by mid-2018. We are considering funding the redevelopment of the facility through a construction mortgage note receivable totaling approximately $15.5 million, which would replace the existing mortgage note receivable and may include an option to purchase the property in a sale-leaseback transaction upon satisfactory completion of the redevelopment.

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

On January 30, 2017, we invested $12.5 million through a newly originated interest-only mortgage loan at an annual interest rate of 9.6%.  The loan was secured by a licensed general acute care surgical hospital in Houston, Texas that we acquired on November 10, 2017 (see further discussion above), at which time the loan balance was applied to the purchase price for the hospital.

Fundamental Healthcare Lease Modifications

In April 2017, we restructured the four existing leases with affiliates of Fundamental Healthcare on Mountain’s Edge Hospital, Horizon Specialty Hospital of Henderson, Physical Rehabilitation and Wellness Center of Spartanburg (formerly known as Magnolia Place of Spartanburg), and Mira Vista Court to combine them into a single triple-net master lease. The master lease, which became effective on March 20, 2017, has an initial term of 12 years for the Spartanburg and Mira Vista properties, and an initial term of 15 years for the Horizon and Mountain’s Edge properties. The master lease includes two separate renewal terms of five years. Initial annualized base rent under the master lease is approximately $8.5 million and will increase on the first three anniversaries of the commencement date by the lesser of the percentage increase in the consumer price index over the prior 12 months and 1.5%. On the fourth anniversary of the commencement date and every year thereafter during the master lease term, including any renewals, base rent will increase by 2.0% annually.

Mountain’s Edge Hospital Expansion Funding

Pursuant to the Fundamental Healthcare master lease, we agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. We will provide advances as construction occurs, which is expected to be completed by December 31, 2018. The base rent under the master lease will be increased by an amount equal to 9.25% of the amount advanced, as advances are made. As of February 21, 2018, approximately $1.1 million has been funded pursuant to this commitment.

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

Management believes the current assumptions used to make estimates in the preparation of the consolidated financial statements are appropriate and not likely to change in the future. However, actual experience could differ from the assumptions used to make estimates, resulting in changes that could have a material adverse effect on our consolidated results of operations, financial position and/or liquidity. These estimates will be made and evaluated on an ongoing basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. Management has discussed the determination and disclosures of these critical accounting policies with the audit committee of the board of directors.

The following presents information about our critical accounting policies including the material assumptions used to develop significant estimates. Certain of these critical accounting policies contain discussion of judgments and estimates that have not yet been required by management but that it believes may be reasonably required of it to make in the future. See Note 2 “Accounting Policies and Related Matters” to the consolidated financial statements for additional information on significant accounting policies and the effect of recent accounting pronouncements.

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

From inception, we continually evaluate all of our transactions and investments to determine if they represent variable interests subject to the variable interest entity (“VIE”) consolidation model and then determine which business enterprise is the primary beneficiary of its operations. We make judgments about which entities are VIEs based on an assessment of whether (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary. This evaluation is based on our ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance.

For investments not subject to the variable interest entity consolidation model, we will evaluate the type of rights held by the limited partner(s) or other member(s), which may preclude consolidation in circumstances in which the sole general partner or managing member would otherwise consolidate the limited partnership. The assessment of limited partners’ or members’ rights and their impact on the presumption of control over a limited partnership or limited liability corporation by the sole general partner or managing member should be made when an investor becomes the sole general partner or managing member and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners or members, (ii) the sole general partner or member increases or decreases its ownership in the limited partnership or corporation or (iii) there is an increase or decrease in the number of outstanding limited partnership or membership interests.

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

Revenue Recognition, Mortgage Loans and Receivables

Leases of Real Estate Properties

Upon inception of new lease arrangements, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life or (iv) the future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value of the leased building. If one of the four criteria is met and the minimum lease payments are determined to be reasonably predicable and collectible, the lease arrangement is generally accounted for as a direct financing lease (“DFL”). Currently, all of our lease arrangements are classified as operating leases. If the assumptions utilized in the above classification assessments were different, our lease classification for accounting purposes may have been different; thus the timing and amount of our revenue recognized would have been impacted, which may be material to our consolidated financial statements.

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

We monitor the liquidity and creditworthiness of our tenants and operators on a continuous basis to determine the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on income recoverable over the term of the lease. We exercise judgment in establishing allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements. At December 31, 2017 and 2016, we have determined that no allowance for doubtful accounts is necessary.

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

Real Estate Investments

We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business and make estimates as part of our allocation of the purchase prices. For acquisitions accounted for as asset acquisitions, the purchase price is allocated to the various components of the acquisition based upon the relative fair value of each component. For acquisitions accounted for as business combinations, the purchase price is allocated at fair value of each component.

In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the assets acquired. The most significant components of our allocations are typically the allocation of fair value to land and buildings and in-place leases and other intangible assets. The estimates of the fair value of buildings will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired.

For any value assigned to in-place leases and other intangibles, including the assessment as to the existence of any above-or below-market in-place leases, management makes its best estimates based on the evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. These assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases. The values of any identified above-or below-market in-place leases are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, or for below-market in-place leases including any bargain renewal option terms. Above-market lease values are recorded as a reduction of rental income over the lease term while below-market lease values are recorded as an increase to rental income over the lease term. The recorded values of in-place lease intangibles are recognized in amortization expense over the initial term of the respective leases.

Transaction costs related to asset acquisitions are included in the cost basis of the acquired assets, while transaction costs related to acquisitions that are deemed business combinations are expensed as incurred.

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

We may grant stock-based awards, in the form of restricted stock units, that vest based on the achievement of either performance conditions or market conditions.  Typical performance conditions to vesting include growth in real estate investment assets and growth in quarterly adjusted funds from operations attributable to common stockholders per diluted share over a defined performance period.  The fair value of awards subject to subject to performance conditions is determined based on the closing market price of our common stock on the date of grant.  Total compensation expense is recognized for awards with performance conditions based on the probable outcome the performance conditions.  The probability of achieving a performance condition is assessed on a quarterly basis.

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

See Note 2 “Accounting Policies and Related Matters” in the notes to the consolidated financial statements for information concerning recently issued accounting standards.

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

GruenePointe Holdings Update

For additional information on the status of GruenePointe Holdings, see “Business—Our Portfolio—Description of Significant Properties—GruenePointe Holdings.”

Leasing Activity- Medical Office Building

For additional information on the leasing activity at the Company’s medical office building, see “Business—Our Portfolio—Lease Expirations—Medical Office Building Lease Expirations.”

Results of Operations

Year ended December 31, 2017 compared to December 31, 2016 (dollars in thousands)

	For the year ended December 31,		Change
	2017	2016	$	%
Revenues
Rental income	$58,913	$48,330	$10,583	22%
Interest on mortgage notes receivable	2,157	921	1,236	134%
Interest on notes receivable	35	45	(10)	(22%)
Total revenues	61,105	49,296	11,809	24%
Expenses
Depreciation and amortization	15,504	14,323	1,181	8%
Property related	1,482	1,303	179	14%
Acquisition related	457	488	(31)	(6%)
Franchise, excise and other taxes	141	366	(225)	(61%)
Bad debt expense	—	216	(216)	(100%)
General and administrative	11,677	10,596	1,081	10%
Total operating expenses	29,261	27,292	1,969	7%
Operating income	31,844	22,004	9,840	45%

Other income (expense)
Interest and other income	9	195	(186)	(95%)
Interest expense	(7,701)	(10,883)	3,182	(29%)
	(7,692)	(10,688)	2,996	(28%)

Net income	$24,152	$11,316	$12,836	113%
Less: Preferred stock dividends	—	(13,760)	13,760	(100%)
Less: Net income attributable to noncontrolling interest	(3,730)	(266)	(3,464)	1,302%
Net income (loss) attributable to common stockholders	$20,422	$(2,710)	$23,132	NM

NM = Not Meaningful

Revenues for the year ended December 31, 2017 increased approximately $11.8 million, or 24%, over the prior year as a result of an approximately $10.6 million increase in rental income and an approximately $1.2 million increase in interest on mortgage notes receivable related to the origination of three mortgage loans in 2017. The $10.6 million increase in rental income compared to the prior-year period was due to: (i) an approximately $2.4 million increase attributable to rental income from eight new properties acquired during the year ended December 31, 2017; (ii) an approximately $1.0 million increase related to the Fundamental Healthcare lease modifications and the Mountain’s Edge Hospital expansion funding described above; (iii) an approximately $0.2 million increase in expense reimbursements; and (iv) a one-time write-off of $6.9 million in straight-line rent in 2016 as a result of the operator change at Lakeway Hospital to BSW Health and the termination of the prior tenant’s lease.

Total operating expenses for the year ended December 31, 2017 increased approximately $2.0 million, or 7%, over the prior year which was comprised primarily of: (i) an increase in depreciation and amortization expense of $1.2 million primarily associated with the eight real estate assets acquired during the year ended December 31, 2017; and (ii) an increase in general and administrative expenses of approximately $1.1 million resulting from higher insurance and salary-related expenses of approximately $0.2 million and approximately $0.8 million of stock-based compensation expense primarily related to the December 30, 2016 and January 1, 2017 equity grants.  These increases were was partially offset by a decrease in franchise taxes of $0.2 million and a decrease in bad debt expense of $0.2 million recorded in the second quarter of 2016 associated with the operator change at Lakeway Hospital.

Interest and other income for the year ended December 31, 2017 decreased $0.2 million. In September 2016, we recognized a surety bond fee of approximately $0.2 million related to the $9.4 million surety bond discussed in Note 8 to the consolidated financial statements.

Interest expense for year ended December 31, 2017 decreased approximately $3.2 million, or 29%, over the prior year. This decrease was comprised of the following:

•

Approximately $1.8 million in lower interest and unused credit facility fees as a result of (i) a reduction in the weighted-average outstanding balance under the credit facility of approximately $44.3 million for the year ended December 31, 2017 compared to the prior year and (ii) a lower weighted-average interest rate under the credit facility, including the effect of the interest rate swap agreements, of 3.2% for the year ended December 31, 2017, compared to 3.6% for the prior year; and

•

Approximately $1.4 million in lower amortization of deferred financing costs primarily associated with the amendment and restatement of the credit agreement in February 2017, which extended the maturity date of amounts due under the revolving credit facility to February 2021 and added the term loan with a maturity date of February 2022.

Preferred stock dividends decreased approximately $13.8 million from the prior-year period as a result of the redemption in October 2016 of all of our 7.875% Series B Redeemable Cumulative Preferred Stock (“Series B Preferred Stock”) with a portion of the net proceeds from our initial public offering (“IPO”).

Earnings attributable to noncontrolling interest represent the proportionate share of our partner in the operating results of the consolidated Lakeway Partnership.  The net income attributable to noncontrolling interest was $3.7 million for the year ended December 31, 2017, compared to $0.3 million for the prior year. The change represents the noncontrolling interest holder’s proportionate share of the $6.9 million increase in rental income as a result of the straight-line rent write-off in 2016 and $0.2 million decrease in bad debt expense resulting from the agreement in the second quarter of 2016 to an operator change to BSW Health at Lakeway Hospital and the termination of the prior tenant’s lease.

Year ended December 31, 2016 compared to December 31, 2015 (dollars in thousands)

	For the year ended December 31,		Change
	2016	2015	$	%
Revenues
Rental income	$48,330	$41,484	$6,846	17%
Interest on mortgage notes receivable	921	2,717	(1,796)	(66%)
Interest on notes receivable	45	237	(192)	(81%)
Total revenues	49,296	44,438	4,858	11%
Expenses
Depreciation and amortization	14,323	9,969	4,354	44%
Property related	1,303	1,205	98	8%
Acquisition related	488	417	71	17%
Bad debt expense	216	-	216	N/A
Franchise, excise and other taxes	366	338	28	8%
General and administrative	10,596	8,628	1,968	23%
Total operating expenses	27,292	20,557	6,735	33%
Operating income	22,004	23,881	(1,877)	(8%)

Other income (expense)
Interest and other income	195	12	183	1,525%
Interest expense	(10,883)	(7,163)	(3,720)	52%
	(10,688)	(7,151)	(3,537)	49%

Net income	$11,316	$16,730	$(5,414)	(32%)
Less: Preferred stock dividends	(13,760)	(7,835)	(5,925)	76%
Less: Net income attributable to noncontrolling interest	(266)	(4,029)	3,763	(93%)
Net income (loss) attributable to common stockholders	$(2,710)	$4,866	$(7,576)	(156%)

Revenues for the year ended December 31, 2016 increased approximately $4.9 million, or 11%, over the prior year period. Rental income for the year ended December 31, 2016 increased by $6.8 million compared to the prior year, which was comprised of $13.8 million in additional rent related to the 18 properties we acquired in 2015 and the mortgage notes receivable investments that were converted to fee simple ownership during 2015, including Lakeway Hospital and Vibra Rehabilitation Hospital of Amarillo (the

“Amarillo Mortgage Loan”), partially offset by a $7.0 million reduction in straight line rent related to the operator change at Lakeway Hospital.

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

•	Bad debt expense of $0.2 million related to the operator change at Lakeway Hospital; and
•	An increase in general and administrative expenses of $2.0 million, which was comprised of
o	$0.8 million of salary, insurance and benefits-related costs;
o	$0.8 million of stock-based compensation expense; and
o	$0.4 million of other expenses, primarily comprised of professional service costs.

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

Preferred stock dividends for the year ended December 31, 2015 increased $5.9 million compared to the prior year. This increase was mainly related to the $6.3 million redemption premium paid on October 4, 2016 when we redeemed all of our Series B Preferred Stock with a portion of the net proceeds from the IPO.

Earnings attributable to noncontrolling interest represent the proportionate share of our partner in the operating results of the consolidated Lakeway Partnership.  The net income attributable to noncontrolling interest was $0.3 million for the year ended December 31, 2016, compared to $4.0 million for the prior year period. The change is a result of a decrease in rental income primarily attributable to straight-line rent revenue that was recorded in 2015 and written off in 2016 related to the operator change at Lakeway Hospital.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to fund and maintain our assets and operations, make distributions to our stockholders, repay borrowings and other general business needs. Our primary sources of cash include operating cash flows, borrowings, including borrowings under our revolving credit facility, and net proceeds from equity issuances. Our primary uses of cash include funding acquisitions and investments consistent with our investment strategy, making distributions to our stockholders, repaying principal and interest on outstanding borrowings, funding our operations and paying accrued expenses. At December 31, 2017, we had $12.6 million of cash and cash equivalents.

Our long-term liquidity needs consist primarily of funds necessary to pay for the costs of acquiring additional healthcare properties and making additional loans and other investments, including potential future developments and redevelopments, and principal and interest payments on our debt. We expect to fund our estimated contractual obligations, excluding interest on our borrowings under our amended credit facility, of approximately $14.3 million during the year ended December 31, 2018 with a combination of cash flows from operations and borrowings under our amended credit facility. In addition, although the terms of our net leases generally obligate our tenants to pay capital expenditures necessary to maintain and improve our net-leased properties, we from time to time may fund the capital expenditures for our net-leased properties through loans to the tenants or advances, some of which may increase the amount of rent payable with respect to the properties. We may also fund the capital expenditures for any multi-tenanted properties, which currently include our one medical office building. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including OP units) or debt offerings, net cash provided by operations, borrowings under our revolving credit facility, long-term mortgage indebtedness and other secured and unsecured borrowings.

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

The weighted average balance outstanding under the credit agreement was approximately $178.5 million and $222.8 million for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the weighted average interest rate under the revolver was 3.6% and 2.7%, respectively. At December 31, 2017, the weighted average interest rate under the term loan, including the effect of our interest rate swap agreements, was 3.8%

Amounts outstanding under our amended credit facility bear interest at LIBOR plus a margin between 1.75% and 3.00% or a base rate plus a margin between 0.75% and 2.00%, in each case depending on our leverage. In addition, the revolving credit facility includes an unused facility fee equal to 0.25% of the amount of the unused portion of the revolving credit facility if amounts borrowed are equal to or greater than 50% of the total commitments or 0.35% if amounts borrowed are less than 50% of such commitments.

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

At February 21, 2018, we had $220.7 million outstanding under amended credit facility, which was comprised of $95.7 million under the revolving credit facility and $125 million under the term loan, and we had approximately $62.7 million in additional available borrowing capacity under the revolving credit facility, based on our current borrowing base assets.  At February 21, 2018, the interest rate under the revolver was 3.6% and the interest rate under the term loan, including the effect of our interest rate swap agreements was 3.8%.

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

The amended credit agreement also contains customary events of default, in certain cases subject to customary periods to cure, including among others, nonpayment of principal or interest, material breach of representations and warranties and failure to comply with covenants. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the amended credit facility to be immediately due and payable. We were in compliance with all covenants at December 31, 2017.

Our operating partnership is the borrower under the amended credit facility, and we and certain of our subsidiaries serve as guarantors under the facility.

Interest Rate Swap Agreements

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On February 10, 2017, we entered into interest rate swap agreements, effective on April 10, 2017, on the full $125.0 million on the term loan to fix the variable LIBOR rate at 1.84%, plus the LIBOR spread under the amended credit agreement, which was 2.00% at February 21, 2018.

Sources and Uses of Cash

Year ended December 31, 2017 compared to December 31, 2016

	For the year ended December 31,
	2017	2016	Change
Cash and cash equivalents at beginning of period	$9,509	$12,474	$(2,965)
Net cash provided by operating activities	41,403	30,336	11,067
Net cash used in investing activities	(77,069)	(340)	(76,729)
Net cash provided by (used in) financing activities	38,797	(32,961)	71,758
Cash and cash equivalents at end of period	$12,640	$9,509	$3,131

Operating Activities- Cash flows from operating activities increased by $11.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.  Operating cash flows were primarily impacted by a net increase in cash of $5.3 million related to other operating assets and liabilities and a $2.1 million net increase in deferred revenues based on the timing of rents collected.  Operating cash flows were also impacted by an increase in cash of $3.1 million due to acquisitions completed during 2017.

Investing Activities- Cash used in investing activities during the year ended December 31, 2017 increased by $76.7 million compared to the year ended December 31, 2016. This increase was primarily related to the acquisition of eight properties totaling $55.2 million and the origination of three mortgage notes receivable totaling $21.1 million.

Financing Activities- Cash provided by financing activities was $38.8 million for the year ended December 31, 2017 compared to cash used by financing activities of $33.0 million for the year ended December 31, 2016.  The change resulted primarily from net borrowings under the credit facility of $72.2 million to fund the acquisition of eight properties and the origination of three mortgage notes receivable during the year ended December 31, 2017 compared to a net repayment of $103.4 million for the year ended December 31, 2016. The net proceeds of $224.3 million from our IPO in 2016 were used to redeem our Series B Preferred Stock and to pay down amounts outstanding under our credit facility, resulting in a reduction of $14.6 million in preferred stock dividends. These increases were partially offset by (i) $1.5 million in additional deferred financing costs related to the credit facility amendment in February 2017, (ii) $16.2 million in additional dividends paid resulting from the increase in the number of shares of common stock outstanding as a result of our IPO in 2016 and (iii) $0.9 million in additional distributions to our noncontrolling interest.

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

Operating Activities- Cash flows from operating activities increased by $7.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to acquisitions completed during 2015, which were partially offset by additional interest expense incurred to fund the acquisitions and the operator change at Lakeway Hospital. Operating cash flows were also impacted by the $4.6 million net reduction in deferred revenues based on the timing of rents collected and a net decrease in cash of $2.9 million related to other operating assets and liabilities.

Investing Activities- Cash used in investing activities during the year ended December 31, 2016 decreased by $319.0 million compared to the year ended December 31, 2015. We acquired 18 properties and converted two mortgage note receivables to fee simple ownership for $317.9 million during the year ended December 31, 2015 and made no acquisitions during the year ended December 31, 2016.

Financing Activities- Cash used in financing activities was $33.0 million for the year ended December 31, 2016 compared to cash provided by financing activities of $298.5 million for the year ended December 31, 2015. The difference resulted primarily from the net proceeds from the issuance of our Series B Preferred Stock of $120.0 million and net borrowings under our credit facility of $197.4 million during 2015.  The net proceeds of $224.3 million from our IPO in 2016 were used to redeem our Series B Preferred Stock, including a $6.3 million redemption premium, and to pay down amounts outstanding under our credit facility.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2017, excluding the impact of subsequent events (dollars in thousands):

	2018	2019-2020	2021-2022	2023-Thereafter	Total
Secured credit facility (1)	$3,979	$7,958	$91,642	$-	$103,579
Term loan (2)	4,802	9,604	130,335	-	144,741
Operating lease commitments (3)	342	554	355	19,800	21,051
Tenant renovation funding obligation (4)	9,934	-	-	-	9,934
Mortgage note funding obligation (5)	4,065	-	-	-	4,065
	$23,122	$18,116	$222,332	$19,800	$283,370

(1)

Assumes the outstanding balance of $91.2 million and the weighted average interest rate of 3.6% in effect at December 31, 2017 remain in effect until maturity of our credit facility. Amounts also include unused credit facility fees assuming the balance outstanding at December 31, 2017 remains outstanding through maturity of our secured revolving credit facility.

(2)	Assumes the interest rate of 3.8% in effect at December 31, 2017 remains in effect until maturity of the term loan.
(3)	All of our contractual obligations to make operating lease payments are related to our corporate office lease and one ground lease.
(4)

Pursuant to the Fundamental Healthcare master lease, we agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites.  As of December 31, 2017, approximately $1.1 million has been funded.

(5)

On October 10, 2017, we closed on a construction mortgage note receivable with a maximum principal amount of $6.0 million to Sequel.  The balance outstanding under this loan was approximately $1.9 million at December 31, 2017.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

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

Adjusted Funds from Operations

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations.  To calculate AFFO, we further adjust FFO for certain items that are not added to net income in NAREIT’s definition of FFO, such as acquisition expenses, non-real estate-related depreciation and amortization (including amortization of lease incentives, tenant allowances and leasing costs), stock-based compensation expenses, and any other non-comparable or non-operating items, that do not relate to the operating performance of our properties.  To calculate AFFO, we also adjust FFO to remove the effect of straight-line rent revenue, which represents the recognition of net unbilled rental income expected to be collected in future periods of a lease agreement that exceeds the actual contractual rent due periodically from tenants for their use of the leased real estate under each lease. Noncontrolling interest amounts represent adjustments to reflect only our share of straight line rent revenue.

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

The table below reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and AFFO attributable to common stockholders for the years ended December 31, 2017, 2016 and 2015 and is presented using the weighted average common shares as determined in our computation of earnings per share. The effects of restricted shares of common stock were included in the dilutive weighted-average common shares outstanding for the calculation of FFO and AFFO per common share for the years ended December 31, 2016 and 2015 as their effects were dilutive. These shares were excluded from the calculation of diluted net income (loss) attributable to common stockholders per share for the years ended December 31, 2016 and 2015 because their effects were not dilutive.

The increase in FFO attributable to common stockholders and AFFO attributable to common stockholders for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily related to the acquisition of eight properties and the origination of three mortgage notes receivable during the year ended December 31, 2017, as well as the use of proceeds from our IPO in October 2016, in which we redeemed all outstanding preferred stock and partially repaid amounts outstanding on our prior credit facility, resulting in a lower weighted-average balance. The weighted-average interest rate on borrowings on the prior credit facility was also reduced as a result of completing our IPO in October 2016 and the amended credit facility in February 2017.  Additionally, FFO attributable to common stockholders for the year ended December 31, 2016 includes our proportionate share of the straight-line rent write-off resulting from the agreement to an operator change to BSW Health at Lakeway Hospital and the termination of the prior tenant’s lease as discussed above in “Results of Operations.”

The decrease in FFO attributable to common stockholders for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily attributable to the effect of our proportionate share of the straight-line rent write-off in 2016 resulting from the agreement to an operator change to BSW Health at Lakeway Hospital and the termination of the prior tenant’s lease as discussed above in “Results of Operations,” as well as the $6.3 million preferred stock redemption premium paid upon completion of the IPO. The increase in AFFO attributable to common stockholders for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily related to an increase in revenues related to the real estate acquisitions that occurred throughout 2015, the foreclosure of Lakeway Hospital in February 2015 and the conversion of the Amarillo Mortgage Loan to fee simple ownership in October 2015. This increase is partially offset by an increase in interest expense associated with additional borrowings on our credit facility to fund these real estate investments.

The amounts presented below are in thousands, except per share amounts.

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Net income (loss) attributable to common stockholders	$20,422	$(2,710)	$4,866
Real estate depreciation and amortization, net of noncontrolling interest	15,177	14,123	9,313
FFO attributable to common stockholders	35,599	11,413	14,179
Acquisition costs on completed acquisitions	-	18	108
Stock-based compensation expense	3,387	2,555	1,795
Deferred financing costs amortization	1,051	2,466	2,084
Non-real estate depreciation and amortization	560	307	49
Mortgage closing fee recognized upon acquisition of real estate	-	-	(167)
Preferred stock redemption premium paid upon completion of the IPO	-	6,256	-
Surety bond fee	-	(188)	-
Straight-line rent expense	157	165	171
Straight-line rent revenue, net of noncontrolling interest	(4,822)	278	(5,800)
AFFO attributable to common stockholders	$35,932	$23,270	$12,419

Weighted average shares outstanding-earnings per share
Basic	31,447	15,838	10,948
Diluted	31,484	15,838	10,948

Net income (loss) attributable to common stockholders per share
Basic and diluted	$0.64	$(0.18)	$0.42

Weighted average common shares outstanding- FFO and AFFO attributable to common stockholders
Basic	31,447	15,838	10,948
Diluted	31,484	15,926	10,992

FFO per common share
Basic	$1.13	$0.72	$1.30
Diluted	$1.13	$0.72	$1.29

AFFO per common share
Basic	$1.14	$1.47	$1.13
Diluted	$1.14	$1.46	$1.13

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary market risk to which we are exposed is interest rate risk. We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other investments, including borrowings under the amended credit facility agreement. As of December 31, 2017, we had $91.2 million outstanding under our revolving credit facility and $125.0 million outstanding under our term loan, all of which bear interest at a variable rate, and no other outstanding debt. We entered into interest rate swaps on the term loan that effectively converted it into fixed-rate debt. At December 31, 2017, LIBOR on our outstanding borrowings was 1.56%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $0.9 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR decreased 100 basis points, our cash flow would increase by approximately $0.9 million annually.

Item 8. Financial Statements

MedEquities Realty Trust, Inc.

Index to Consolidated Financial Statements

and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
MedEquities Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MedEquities Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement Schedule III, real estate and accumulated depreciation, and Schedule IV, mortgage loans receivable on real estate, (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Atlanta, Georgia
February 21, 2018

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2017	December 31, 2016
Assets
Real estate properties
Land	$43,180	$39,584
Building and improvements	505,623	440,927
Intangible lease assets	11,387	11,387
Furniture, fixtures, and equipment	3,538	2,976
Less accumulated depreciation and amortization	(41,984)	(26,052)
Total real estate properties, net	521,744	468,822

Mortgage notes receivable, net	18,557	9,915
Cash and cash equivalents	12,640	9,509
Other assets, net	28,662	31,507
Total Assets	$581,603	$519,753

Liabilities and Equity
Liabilities
Debt	$215,523	$144,000
Accounts payable and accrued liabilities	6,605	15,244
Deferred revenue	2,722	2,251
Total liabilities	224,850	161,495

Commitments and contingencies
Equity
Common stock, $0.01 par value. Authorized 400,000 shares; 31,836 and 31,757 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	314	314
Additional paid in capital	375,690	372,615
Dividends declared	(67,691)	(40,951)
Retained earnings	44,196	23,774
Accumulated other comprehensive income	1,247	-
Total MedEquities Realty Trust, Inc. stockholders' equity	353,756	355,752
Noncontrolling interest	2,997	2,506
Total equity	356,753	358,258
Total Liabilities and Equity	$581,603	$519,753

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Revenues
Rental income	$58,913	$48,330	$41,484
Interest on mortgage notes receivable	2,157	921	2,717
Interest on notes receivable	35	45	237
Total revenues	61,105	49,296	44,438
Expenses
Depreciation and amortization	15,504	14,323	9,969
Property related	1,482	1,303	1,205
Acquisition related	457	488	417
Franchise, excise and other taxes	141	366	338
Bad debt expense	-	216	—
General and administrative	11,677	10,596	8,628
Total operating expenses	29,261	27,292	20,557
Operating income	31,844	22,004	23,881

Other income (expense)
Interest and other income	9	195	12
Interest expense	(7,701)	(10,883)	(7,163)
	(7,692)	(10,688)	(7,151)

Net income	$24,152	$11,316	$16,730
Less: Preferred stock dividends	-	(13,760)	(7,835)
Less: Net income attributable to noncontrolling interest	(3,730)	(266)	(4,029)
Net income (loss) attributable to common stockholders	$20,422	$(2,710)	$4,866

Net income (loss) attributable to common stockholders per share
Basic and diluted	$0.64	$(0.18)	$0.42

Weighted average shares outstanding
Basic	31,447	15,838	10,948
Diluted	31,484	15,838	10,948

Dividends declared per common share	$0.84	$0.63	$0.85

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$24,152	$11,316	$16,730
Other comprehensive income:
Increase in fair value of cash flow hedge	1,247	-	-
Total other comprehensive income	1,247	-	-
Comprehensive income	25,399	11,316	16,730
Less: comprehensive income attributable to noncontrolling interest	(3,730)	(266)	(4,029)
Comprehensive income attributable to MedEquities Realty Trust, Inc.	$21,669	$11,050	$12,701

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Retained	Dividends	Accum. Other comprehensive	Non- controlling
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Declared	income	Interest	Total Equity
Balance at December 31, 2014	-	$-	-	$-	11,075	$109	$151,991	$23	$(2,246)	$-	$-	$149,877
Issuance of preferred stock, net of costs	-	-	125	1	-	-	119,954	-	-	-	-	119,955
Issuance of common stock, net of costs	-	-	-	-	158	-	-	-	-	-	-	-
Investment in subsidiary by noncontrolling interest	-	-	-	-	-	-	-	-	-	-	1,000	1,000
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(482)	(482)
Stock-based compensation	-	-	-	-	-	-	1,795	-	-	-	-	1,795
Net income	-	-	-	-	-	-	-	12,701	-	-	4,029	16,730
Dividends to preferred stockholders	-	-	-	-	-	-	-	-	(7,835)	-	-	(7,835)
Dividends to common stockholders	-	-	-	-	-	-	-	-	(9,795)	-	-	(9,795)
Balance at December 31, 2015	-	$-	125	$1	11,233	$109	$273,740	$12,724	$(19,876)	$-	$4,547	$271,245
Redemption of preferred stock	-	-	(125)	(1)	-	-	(125,124)	-	-	-	-	(125,125)
Grants of restricted stock	-	-	-	-	89	-	-	-	-	-	-	-
Issuance of common stock, net of costs	-	-	-	-	20,435	205	221,444	-	-	-	-	221,649
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(2,307)	(2,307)
Stock-based compensation	-	-	-	-	-	-	2,555	-	-	-	-	2,555
Net income	-	-	-	-	-	-	-	11,050	-	-	266	11,316
Dividends to preferred stockholders	-	-	-	-	-	-	-	-	(13,760)	-	-	(13,760)
Dividends to common stockholders	-	-	-	-	-	-	-	-	(7,315)	-	-	(7,315)
Balance at December 31, 2016	-	$-	-	$-	31,757	$314	$372,615	$23,774	$(40,951)	$-	$2,506	$358,258
Grants of restricted stock	-	-	-	-	115	-	-	-	-	-	-	-
Issuance of common stock, net of costs	-	-	-	-	-	-	(20)	-	-	-	-	(20)
Repurchase and cancellation of restricted stock	-	-	-	-	(5)	-	(50)	-	-	-	-	(50)
Retirement of common stock	-	-	-	-	(11)	-	-	-	-	-	-	-
Shares surrendered for taxes upon vesting	-	-	-	-	(20)	-	(242)	-	-	-	-	(242)
Other comprehensive income	-	-	-	-	-	-	-	-	-	1,247	-	1,247
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(3,239)	(3,239)
Stock-based compensation	-	-	-	-	-	-	3,387	-	-	-	-	3,387
Net income	-	-	-	-	-	-	-	20,422	-	-	3,730	24,152
Dividends to common stockholders	-	-	-	-	-	-	-	-	(26,740)	-	-	(26,740)
Balance at December 31, 2017	-	$-	-	$-	31,836	$314	$375,690	$44,196	$(67,691)	$1,247	$2,997	$356,753

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Operating activities
Net income	$24,152	$11,316	$16,730
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,617	17,921	11,871
Stock-based compensation	3,387	2,555	1,795
Straight-line rent receivable	(5,919)	3,447	(9,523)
Straight-line rent liability	157	165	171
Provision for bad debt	-	216	-
Construction mortgage interest income	(22)	-	-
Write-off of pre-acquisitions costs	149	252	-
Write-off of pre-offering costs	-	89	-
Changes in operating assets and liabilities
Other assets	10,526	(13,055)	(5,222)
Accounts payable and accrued liabilities	(9,147)	9,062	4,117
Deferred revenues	503	(1,632)	2,968
Net cash provided by operating activities	41,403	30,336	22,907
Investing activities
Acquisitions of real estate	(55,179)	(72)	(317,872)
Capital expenditures for real estate	(1,105)	-	-
Funding of mortgage notes receivable, net	(21,113)	-	-
Funding of note receivable	-	(1,662)	(500)
Repayments of notes receivable	450	1,712	-
Capitalized pre-acquisition costs, net	(107)	(306)	(749)
Capital expenditures for corporate property	(15)	(12)	(291)
Net cash used in investing activities	(77,069)	(340)	(319,412)
Financing activities
Proceeds from borrowings on term loan	125,000	-	-
Net borrowings (repayments) on secured credit facility	(52,800)	(103,400)	197,400
Dividends paid to common stockholders	(26,657)	(10,459)	(7,483)
Distributions to noncontrolling interest	(3,239)	(2,307)	(482)
Deferred loan costs	(2,910)	(1,402)	(2,406)
Capitalized pre-offering costs	(280)	-	(2,491)
Taxes remitted upon vesting of restricted stock	(224)	-	-
Cancellation of restricted stock	(50)	-	-
Proceeds from sale of common shares, net of offering costs	(43)	224,320	-
Redemption of preferred shares	-	(125,125)	-
Dividends paid to preferred stockholders	-	(14,588)	(7,007)
Proceeds from sale of preferred shares, net of offering costs	-	-	119,955
Contributions by noncontrolling interest	-	-	1,000
Net cash provided by (used in) financing activities	38,797	(32,961)	298,486
Increase (decrease) in cash and cash equivalents	3,131	(2,965)	1,981
Cash and cash equivalents, beginning of period	9,509	12,474	10,493
Cash and cash equivalents, end of period	$12,640	$9,509	$12,474

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(in thousands)

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Supplemental Cash Flow Information
Interest paid	6,325	8,417	5,079
Accrued pre-acquisition costs	64	21	131
Accrued pre-offering costs	18	-	942
Texas gross margins taxes paid, net of reimbursement	(23)	69	7
Lakeway mortgage note receivable foreclosure	-	-	50,000
Amarillo mortgage note conversion	-	-	18,000

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

Note 1 - Organization and Nature of Business

MedEquities Realty Trust, Inc. (the “Company”), which was incorporated in the state of Maryland on April 23, 2014, is a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of December 31, 2017, the Company had investments of $540.3 million, net in 32 real estate properties and three mortgage notes receivable. The Company owns 100% of all of its properties and investments, other than its investment in an acute care hospital in Lakeway, Texas (“Lakeway Hospital”), in which the Company owns a 51% interest through a consolidated partnership (the “Lakeway Partnership”).

In October 2016, the Company completed its initial public offering (the “IPO”) of its common stock in which the Company issued 20,434,567 shares at a public offering price of $12.00 per share, resulting in aggregate net proceeds to the Company of approximately $221.6 million, after deducting the underwriting discount and commissions and offering expenses payable by the Company. These offering expenses include approximately $2.7 million of offering expenses that had been paid prior to 2016. The Company used approximately $131.4 million to redeem all of its outstanding preferred stock and approximately $94.8 million to repay amounts outstanding under its secured credit facility.

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

As a REIT, the Company will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to maintain its qualification as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income. Taxable income from non-REIT activities managed through the Company’s TRS, if any, is subject to applicable U.S. federal, state and local income taxes. The Company has no activity in its TRS.

Note 2 - Accounting Policies and Related Matters

Use of Estimates: The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the amounts of revenue and expense reported in the period. Significant estimates are made for the valuation of real estate and any related intangibles and fair value assessments with respect to purchase price allocations. Actual results may differ from those estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation. There are no material differences between the Company and the Operating Partnership as of December 31, 2017.

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

Segment Reporting: The Company owns, acquires and finances healthcare-related properties. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single reportable segment.

Cash and Cash Equivalents: Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The majority of the Company’s cash and cash equivalents are held at major commercial banks which at times may exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses to date on invested cash.

Restricted Cash: Restricted cash consists of amounts funded by tenants and held by the Company for payment of costs and expenses associated with capital improvements, repairs and replacements to be performed at certain of the Company’s facilities. As of December 31, 2016, the restricted cash balance was approximately $0.3 million and is included in Other Assets on the Company’s consolidated balance sheets. The Company did not have a restricted cash balance at December 31, 2017.

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

The Company maintains an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. The Company exercises judgment in establishing allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to the consolidated financial statements. At December 31, 2017 and 2016, the Company had no allowance for doubtful accounts.

The Company’s leases are generally “triple-net” leases with terms requiring operating expenses associated with the Company’s facilities, such as taxes, insurance and utilities, to be paid directly by the Company’s tenants.  Failure by a tenant to pay such expenses, or to pay late, would result in a violation of the lease agreement, which could lead to an event of default if not cured timely.

Leases in the medical office building owned by the Company require tenants to make estimated payments to the Company to cover their proportional share of operating expenses, including, but not limited to, real estate taxes, property insurance, routine maintenance and repairs, utilities and property management expenses. The Company collects these estimated expenses and is reimbursed by tenants for any actual expense in excess of estimates or reimburses tenants if collected estimates exceed actual operating results. The reimbursements are recorded in rental income as operating expense recoveries, and the expenses are recorded in property-related expenses, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company reported operating expense recoveries, primarily related to its one medical office building, totaling $1.0 million, $0.9 million, and $0.8 million, respectively, which is included in rental income on the consolidated statement of operations.

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

Allowances are established for loans based upon an estimate of probable losses on an individual basis if they are determined to be impaired.  Loans are impaired when it is deemed probable that the Company will be unable to collect all amounts due on a timely basis in accordance with the contractual terms of the loan.  The allowance is based upon management’s assessment of the borrower’s overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the net realizable value of any collateral.  These estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s effective interest rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors. At December 31, 2017 and 2016, the Company had no allowance for loan losses.

Commitment, origination and other fees from lending activities are recognized as interest income over the life of the related loan.

Allocation of Purchase Price of Acquired Real Estate: As part of the purchase price allocation process of acquisitions (whether accounted for as asset acquisitions or business combinations), management makes estimates based upon the relative fair values of each component for asset acquisitions and at a fair value of each component for business combinations. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the assets acquired.

The Company records above-market and below-market in-place lease values, if any, which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, or, for below-market in-place leases, including any bargain renewal option terms. The Company amortizes any resulting capitalized above-market lease values as a reduction of rental income over the lease term. The Company amortizes any resulting capitalized below-market lease values as an increase to rental income over the lease term. As of December 31, 2017 and 2016, the Company had one above-market in-place lease with a gross value of $7.6 million. The Company did not have any below-market in-place leases as of December 31, 2017 and 2016.

The Company amortizes the value of in-place leases to amortization expense over the initial term of the respective leases. If a lease is terminated, the unamortized portion of the in-place lease value is charged to amortization expense.

Depreciation and amortization of real estate assets and liabilities is provided for on a straight-line basis over the estimated useful lives of the assets:

Building	18 to 50 years
Improvements	2 to 48 years
Lease intangibles	2.7 to 15 years
Furniture, fixtures, and equipment	5 to 14 years

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

Asset Impairment: Mortgage Notes and Other Receivables

The Company evaluates the carrying value of mortgage and other notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgage note receivable when events or circumstances, such as non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the loan and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the loan.

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

Income Taxes: Commencing with its taxable year ended December 31, 2014, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). The Company intends at all times to maintain its qualification as a REIT under Sections 856 through 860 of the Code.  The Company has elected that its subsidiary, MedEquities Realty TRS, LLC, be taxed as a TRS under provisions of the Code. A TRS is subject to federal and state income taxes like those applicable to regular corporations. Aside from such income taxes that may be applicable to the taxable income in the Company’s TRS, the Company will not be subject to federal income tax provided that the Company continues to maintain its qualification as a REIT and makes distributions to stockholders equal to or in excess of the Company’s taxable income.

The Company’s federal tax returns for the short taxable year ended December 31, 2014 and for the years ended December 31, 2015 and 2016 are currently subject to examination by taxing authorities. The Company classifies interest and penalties related to uncertain tax positions, if any, in the Company’s consolidated financial statements as a component of income tax expense. The Company has made no U.S. federal income tax payments.

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

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Valuation techniques used by the Company include the use of third-party valuations and internal valuations, which may include discounted cash flow and Monte Carlo valuation models. For the years ended December 31, 2017 and 2016, the Company has recorded all acquisitions and business combinations based on estimated fair values. The fair values were obtained from third-party appraisals based on comparable properties (using the market approach, which involved Level 3 inputs in the fair value hierarchy).

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

Accumulated Other Comprehensive Income: Certain items must be included in comprehensive income, including items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities. As of December 31, 2017, the accumulated other comprehensive income balance was approximately $1.2 million. The Company had no items included in other comprehensive income as of December 31, 2016.

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

On January 1, 2018, the FASB’s new revenue recognition standard included in Accounting Standards Codification (“ASC”) 606, Revenue from Contacts with Customers, became effective for the Company. This new revenue recognition standard superseded most of the existing revenue recognition guidance. This standard’s core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. The Company’s revenues are comprised of rental income from leasing arrangements and interest from mortgage and other notes receivable, which are specifically excluded from the new revenue recognition guidance. Therefore, implementation of this new standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning January 1, 2019. This adoption method will require recognition of the cumulative effect of initially applying the standard as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. The Company continues to assess all potential impacts of the standard but does not currently expect adoption to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted improvements to lessor accounting. The guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance will be effective beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements. Since the Company is currently the lessee under two leases, the impact of adopting this standard is expected to be minimal.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows - Restricted Cash,” which required that a statement of cash flows explains the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2018. The adoption of this guidance will change the presentation of restricted cash on the Company’s consolidated statement of cash flows. However, it will have no impact on the Company’s consolidated results of operations, financial condition or liquidity.

Note 3 – Investment Activity

2017 Investment Activity

During the year ended December 31, 2017, the Company made the following real estate investments, which are described in more detail below (dollars in thousands):

Investment	Date	Number of Properties/Loans	Investment Type (2)	Gross Investment
Advanced Diagnostics Hospital East Mortgage Loan (1)	January 2017	-	MTG	$-
Woodlake at Tolland Nursing and Rehabilitation Center	June 2017	1	SNF	10,133
Magnolia Portfolio	July 2017	2	SNF	15,039
Medistar Gemini Mortgage Loan	August 2017	1	MTG	6,700
AAC Portfolio	August 2017	4	BH	25,047
Sequel Construction Mortgage Loan	October 2017	1	MTG	1,935
Advanced Diagnostics Hospital East (1)	November 2017	1	ACH	17,531
Total		10		$76,385
(1)

On November 10, 2017, the Company exercised its option to acquire Advanced Diagnostics Hospital East for $17.5 million, which was satisfied by applying the $12.5 million aggregate principal amount outstanding on the mortgage note to the purchase price and $5.0 million in cash consideration.

(2)	SNF- Skilled Nursing Facility; BH- Behavioral Health; ACH- Acute Care Hospital; MTG- Mortgage Note Receivable

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

On November 10, 2017, the Company exercised its option to acquire Advanced Diagnostics Hospital East in Houston, Texas for $17.5 million, which was satisfied by applying the $12.5 million aggregate principal amount outstanding on the mortgage note (see discussion below) to the purchase price and $5.0 million in cash consideration. The property is 100% leased pursuant to a 15-year triple net lease with two ten-year renewal options at an initial yield of 9.6% with annual rent escalators. This transaction was accounted for as an asset acquisition and less than $0.1 million of transaction costs were capitalized.

2017 Mortgage Notes Receivable Funding

On January 30, 2017, the Company invested $12.5 million through a newly originated interest-only loan at an interest rate of 9.6% and secured by a first mortgage on a licensed general acute care surgical hospital that consists of 23,300 square feet with four operating rooms, two special procedure rooms, four inpatient rooms and four full-size extended recovery rooms. This mortgage note was satisfied on November 10, 2017 when the Company exercised its option to purchase the property as described above under “2017 Real Estate Acquisitions.”

On August 1, 2017, the Company funded a $6.7 million mortgage note receivable to a subsidiary of Medistar Corporation, which is secured by land and an existing building in Webster, Texas.  Interest accrues at a rate of 10% per annum and is payable upon the maturity date of the loan on April 1, 2018.

On October 10, 2017, the Company closed on a construction mortgage note receivable with a maximum principal amount of up to $6.0 million to a wholly owned subsidiary of Sequel Youth and Family Services, LLC (“Sequel”) to fund the construction and development of a replacement psychiatric residential treatment facility for children and youth with neurodevelopmental disorders located in northeast Tennessee. The Company has the option to purchase the facility upon completion of construction, which is expected to occur in the second half of 2018, and concurrently lease the facility to Sequel pursuant to a 15-year triple-net lease with an initial yield of 9.0%. Amounts funded through the construction mortgage note receivable bear interest at a rate of 8.25%, which is funded as additional borrowings under the loan. The balance outstanding under this loan was approximately $1.9 million at December 31, 2017.

2016 Investment Activity

Lakeway Hospital Operator Change

On September 1, 2016, Baylor Scott & White Health (“BSW Health”) acquired the operations of the Company’s former tenant at Lakeway Hospital. In connection with the closing of this transaction, the Company, through the Lakeway Partnership, simultaneously terminated the lease with the prior tenant and entered into a new triple-net lease with an existing BSW Health hospital entity (the “Baylor Lessee”), which has an initial term of 15 years with two ten-year extension options.  The lease is unconditionally guaranteed by Baylor University Medical Center, which is a controlled affiliate of the nonprofit parent corporation Baylor Scott & White Holdings. The initial annual base rent is approximately $12.8 million, payable in equal monthly installments, which is the same as the annual base rent under the lease with the prior tenant.  The base rent will increase by 1.75% on the second anniversary of the lease, 2.0% on the third anniversary and 2.5% on each anniversary thereafter.  The lease provides that, commencing after completion of the third year of the lease and subject to certain conditions, the Baylor Lessee has the option to purchase Lakeway Hospital at a price equal to the aggregate base rent payable under the lease for the 12-month period following the date of the written notice from the Baylor Lessee divided by (i) 6.5% if written notice is provided after completion of the third lease year and before completion of the tenth lease year (which would result in a purchase price of not less than approximately $203.6 million) or (ii) 7.0% if written notice is provided any time thereafter.  Pursuant to the lease, on September 30, 2016, the Company (through the Lakeway Partnership) paid the Baylor Lessee an approximately $2.3 million tenant allowance for the transition of the hospital, which is included in Other assets, net on the consolidated balance sheets at December 31, 2017 and 2016.

Under the terms of the lease with the prior tenant, contractual base rent increased ratably during the first six months of 2016 by an aggregate of $3.5 million (representing the difference between the reduced monthly base rent of $0.5 million due for the second and third quarters of 2015 and the stabilized monthly rent of $1.1 million, plus interest on the deferred rent) (the “Deferred Payment”).  As part of the lease termination agreement with the prior tenant, the Company agreed to receive $1.5 million in satisfaction of the $1.7 million in the Deferred Payment due as of March 31, 2016, resulting in bad debt expense of $0.2 million.  The remaining $1.8 million of the Deferred Payment was not recognized. The Company also wrote off approximately $7.0 million of the straight-line rent receivable associated with the prior tenant’s lease, which was recorded as a reduction to rental income on the Company’s consolidated statements of operations.  The noncontrolling interest’s proportionate share of this amount was $3.6 million, which is reflected in the net income attributable to noncontrolling interest on the Company’s consolidated statement of operations for the year ended December 31, 2016.

Adjustments to Purchase Price Allocations of 2015 Acquisitions

The preliminary purchase price allocations for a skilled nursing facility acquired from Life Generations and an inpatient rehabilitation facility acquired from Vibra Healthcare, both of which were acquired on October 1, 2015, were comprised of $4.6 million in land and $39.9 million in building and improvements. The purchase price allocations were finalized during the first quarter of 2016, resulting in adjustments to the preliminary purchase price allocations to reflect the new information obtained about the facts and circumstances that existed as of the respective acquisition dates that, if known, would have affected the measurement of the amounts recognized as of those dates. The revised allocations for these properties are as follows (dollars in thousands):

	Skilled Nursing Facility	Inpatient Rehabilitation Facility	Total
Land	$2,995	$991	$3,986
Buildings and improvements	11,760	10,235	21,995
Intangible lease assets	—	7,946	7,946
Furniture, fixtures, and equipment	347	227	574
Total real estate properties acquired	$15,102	$19,399	$34,501

The following table shows the impact of amounts recorded in the consolidated statement of operations for the year ended December 31, 2016 due to the change in the estimates of the purchase price allocations that would have been recorded in the consolidated statement of operations in prior periods had the adjustments to the provisional amounts been recognized as of the acquisition dates (dollars in thousands).

	Skilled Nursing Facility	Inpatient Rehabilitation Facility	Total
Rental income	$—	$(127)	$(127)
Depreciation and amortization	26	(79)	(53)
Net income attributable to common stockholders	$(26)	$(48)	$(74)

In June 2016, the Company and Life Generations amended the purchase and sale agreement for the skilled nursing facility to eliminate the $10.0 million earn-out provision. The Company recorded an approximately $0.2 million reduction of depreciation expense on the consolidated statements of operations for the year ended December 31, 2016 for depreciation expense recorded in prior periods associated with the earn-out provision.

2018 Investment Activity

On January 8, 2018, the Company closed on a construction mortgage note receivable with a maximum principal amount of up to $19.0 million to Haven Behavioral Healthcare (“Haven”) to fund the purchase and conversion of an existing long-term acute care hospital to a 72-bed inpatient psychiatric hospital in Meridian, Idaho. The loan has a three-year term and an annual interest rate of 10.0%. Upon completion of the planned renovation, the Company has the exclusive right to purchase the property, for a purchase price equal to the outstanding loan balance, in a sale-leaseback transaction with a 15-year triple-net master lease with an initial yield of 9.3%. The balance outstanding under this loan was approximately $7.7 million on February 21, 2018.

Leasing Operations

Minimum cash rental payments due to the Company in future periods under operating leases for the Company’s properties that have non-cancelable terms as of December 31, 2017 are as follows (dollars in thousands):

For the year ending December 31:
2018	$56,553
2019	57,085
2020	57,750
2021	58,544
2022	59,521
Thereafter	551,255
Total	$840,708

Concentrations of Credit Risks

The following table contains information regarding tenant concentration in the Company’s portfolio, based on the percentage of revenues (rental income and interest on mortgage notes receivable) for the years ended December 31, 2017, 2016 and 2015, related to tenants, or affiliated tenants, that exceed 10% of revenues.

	% of Revenue for the year ended December 31,
	2017	2016	2015
Baylor Scott & White Health	24.1%	N/A (1)	-
GruenePointe Holdings	23.5%	28.9%	13.0%
Fundamental Healthcare	15.1%	16.7%	16.4%
Life Generations Healthcare	14.1%	17.5%	13.1%
Vibra Healthcare	12.9%	15.5%	18.2%
LRMC (2)	-	N/A (1)	34.2%
(1)	Total revenue is less than 10%.
(2)

LRMC was the prior tenant at Lakeway Hospital, in which the Company owns a 51% interest through the Lakeway Partnership. The lease with LRMC was terminated on September 1, 2016 and was replaced with a new lease with Baylor Scott & White Health. See “Lakeway Hospital Operator Change” above for further discussion.

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of December 31, 2017 and 2016, which includes percentage of rental income for the years ended December 31, 2017 and 2016 (dollars in thousands).

	Number of properties at December 31,		Gross Investment at December 31,		% of Total Real Estate Property investments at December 31,		% of Rental Income
State	2017	2016	2017	2016	2017	2016	For the year ended December 31, 2017	For the year ended December 31, 2016
Texas	17	14	$300,206	$270,725	53.3%	54.7%	60.5%	57.6%
California	7	7	154,726	154,727	27.4%	31.3%	23.8%	28.7%
Nevada	4	2	63,624	49,422	11.3%	10.0%	10.5%	9.7%
South Carolina	1	1	20,000	20,000	3.5%	4.0%	3.3%	4.0%
Indiana	2	-	15,039	-	2.7%	-	1.1%	-
Connecticut	1	-	10,133	-	1.8%	-	0.8%	-
	32	24	$563,728	$494,874	100.0%	100.0%	100.0%	100.0%

Note 4 - Real Estate Intangibles

The following is a summary of the carrying amount of real estate intangible assets (dollars in thousands):

	December 31, 2017			December 31, 2016
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Life (Years) as of December 31, 2017
Above-market lease intangible	$7,636	$(1,146)	$6,490	$7,636	$(637)	$6,999	12.8
In-place leases	2,406	(1,323)	1,083	2,406	(932)	1,474	10.5
Leasing commissions	1,294	(560)	734	1,294	(397)	897	10.1
Legal/marketing fees	51	(28)	23	51	(20)	31	9.9
Total	$11,387	$(3,057)	$8,330	$11,387	$(1,986)	$9,401	12.2

The Company recorded amortization expense related to real estate intangible assets of approximately $1.1 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively.

The following table represents expected amortization of existing real estate intangible assets at December 31, 2017 (dollars in thousands):

For the year ending December 31:
2018	715
2019	687
2020	687
2021	687
2022	687
Thereafter	4,867
Total	$8,330

Note 5 – Debt

The table below details the Company’s debt balance at December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016
Term loan- secured	$125,000	$-
Revolving credit facility- secured	91,200	144,000
Unamortized deferred financing costs	(677)	-
	$215,523	$144,000

On February 10, 2017, the Company entered into a second amended and restated credit agreement, which provides for a $300 million revolving credit facility that matures in February 2021 and a $125 million term loan that matures in February 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee. The new facility replaced the Company’s prior $300 million secured revolving credit facility, which was scheduled to mature in November 2017. The Company incurred fees associated with the amended and restated credit facility of approximately $2.7 million, of which $1.9 million is associated with the revolving credit facility and $0.8 million is associated with the term loan.

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

The amended and restated credit agreement includes an accordion feature that allows the total borrowing capacity, including the term loan component, to be increased to up to $700 million, subject to certain conditions, including obtaining additional commitments from lenders. The amount available to borrow under the amended credit facility is limited according to a borrowing base valuation of assets owned by subsidiaries of the Company’s operating partnership. The amended credit facility is secured by a pledge of the Operating Partnership’s equity interests in its subsidiaries that own borrowing base assets, which is substantially all of our assets. The amended credit agreement includes the ability to convert to an unsecured credit facility when certain conditions are met, including the Company having a minimum gross asset value of $1.0 billion, a minimum borrowing base of $500 million, less than 50% leverage and continued compliance with the covenants under the credit agreement.

At December 31, 2017 and 2016, the weighted average interest rate under the revolver was 3.6% and 2.7%, respectively. At December 31, 2017 the weighted average interest rate under the term loan, including the effect of the Company’s interest rate swap agreements, was 3.8%.

Total costs related to the revolving credit facility at December 31, 2017 were $3.4 million, gross ($2.7 million, net). These costs are included in Other assets, net on the consolidated balance sheet at December 31, 2017 and will be amortized to interest expense through February 2021, the maturity date of the revolving credit facility. The total amount of deferred financing costs associated with the term loan at December 31, 2017 was $0.8 million, gross ($0.7 million, net). These costs are netted against the balance outstanding under the term loan on the Company’s consolidated balance sheet and will be amortized to interest expense through February 2022, the maturity date of the term loan.  Total deferred financing costs included in Other assets, net on the consolidated balance sheet at December 31, 2016 were $2.5 million gross ($1.5 million, net).

The Company recognized amortization expense of deferred financing costs, included in interest expense on the consolidated statements of operations, of $1.1 million, $2.5 million, and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The amortization expense for the years ended December 31, 2016 and 2015 includes approximately $0.3 million and $0.1 million, respectively, of unamortized deferred financing costs associated with credit facility amendments.

Covenants

The amended credit agreement contains customary financial and operating covenants, including covenants relating to the Company’s total leverage ratio, fixed charge coverage ratio, tangible net worth, maximum distribution/payout ratio and restrictions on recourse debt, secured debt and certain investments. The credit agreement also contains customary events of default, in certain cases subject to customary cure periods, including among others, nonpayment of principal or interest, material breach of representations and warranties and failure to comply with covenants. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the credit agreement. The Company was in compliance with all financial covenants as of December 31, 2017.

Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, on February 10, 2017, the Company entered into interest rate swap agreements, effective April 10, 2017, on the full $125 million on the term loan to fix the variable LIBOR interest rate at 1.84%, plus the LIBOR spread under the amended credit agreement, which was 2.00% at February 21, 2018.

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

Amounts reported in accumulated other comprehensive income related to these interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next 12 months, the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.

The fair value of the Company’s derivative financial instruments at December 31, 2017 was an asset of $1.2 million and was included in Other assets, net on the consolidated balance sheet. The table below details the location in the consolidated financial statements of the gain recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2017 (dollars in thousands). The Company did not have any interest rate derivatives for the year ended December 31, 2016.

Year ended December 31, 2017
Amount of gain recognized in other comprehensive income	$636
Amount of loss reclassified from accumulated other comprehensive income into interest expense	(611)
Total other comprehensive income	$1,247

As of December 31, 2017, the Company did not have any derivatives in a net liability position including accrued interest but excluding any adjustments for nonperformance risk.

Note 6 - Other Assets

Items included in Other assets, net on the Company’s consolidated balance sheets as of December 31, 2017 and 2016 are detailed in the table below (dollars in thousands):

	December 31, 2017	December 31, 2016
Straight-line rent receivable	$12,389	$6,470
Tenant allowances and lease incentives, net	8,463	8,624
Deferred financing costs, net	2,685	1,465
Prepaid assets and deposits	2,022	3,174
Interest rate swap derivative asset	1,247	-
Pre-acquisition costs	872	883
Interest and accounts receivable	548	561
Capitalized pre-offering costs	297	-
Corporate property, net	139	206
Surety bond deposit	-	9,412
Note receivable	-	450
Restricted cash	-	262
	$28,662	$31,507

In September 2016, the prior tenant at Lakeway Hospital deposited approximately $9.4 million with the Company as collateral for a surety bond that is included in Other assets, net on the consolidated balance sheet at December 31, 2016. The Company also recorded a corresponding liability related to this deposit included in Accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2016. In August 2017, the Company released the $9.4 million, including accrued interest, after a favorable final judgment was rendered with no risk of further appeals in a litigation matter, which resulted in the elimination of the $9.4 million from both Other assets, net and Accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2017. The Company recognized a surety bond fee of approximately $0.2 million in interest and other income on the consolidated statement of operations for the year ended December 31, 2016.

Tenant allowances and lease incentives are amortized against revenue on a straight-line basis over the lease term.

Note 7 - Incentive Plan

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into OP units. As of December 31, 2017, the Plan had 3,356,723 shares authorized for issuance with 1,973,982 shares available for future issuance, subject to certain adjustments set forth in the Plan.

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

Restricted Stock Units

The Company’s restricted stock unit (“RSU”) awards represent the right to receive unrestricted shares of common stock based on the achievement of Company performance objectives as determined by the Company’s compensation committee.  Grants of RSUs prior to 2016 generally entitle recipients to shares of common stock equal to 0% up to 100% of the number of units granted at the vesting date, based on two independent criteria measured over a three-year period – (i) the Company’s absolute total stockholder return (“TSR”) and (ii) Company’s TSR relative to the MSCI US REIT Index (symbol: RMS).  Grants of RSUs during and subsequent to 2016 generally entitle recipients to shares of common stock equal to 0% up to 150% of the number of units granted at the vesting date, based on four independent criteria measured over a three-year period – (i) the Company’s growth in gross real estate investments, (ii) the Company’s growth in Adjusted Funds From Operations (“AFFO”) per share, (iii) the Company’s absolute TSR and (iv) the Company’s TSR relative to the FTSE NAREIT Equity Healthcare REIT Index.

RSUs are not eligible to vote or subject to receive dividend equivalents prior to vesting.  Dividend equivalents are credited to the recipient and are paid only to the extent the applicable criteria are met, and the RSUs vest and the related common stock is issued.

The grant date fair value of RSUs subject to vesting based on the Company’s absolute TSR and TSR relative to a REIT index is estimated using a Monte Carlo simulation that utilizes inputs such as expected future volatility of the Company’s common stock, volatilities of certain peer companies included in the applicable indexes upon which the relative TSR performance is measured, estimated risk-free interest rate and the expected service periods of three years. The estimated compensation expense for these RSUs was derived using a risk free interest rate ranging from 1.00% to 1.97%, volatility of the Company’s common stock ranging from 23.4% to 42.4%, volatility of the benchmark REIT Index from 13.6% to 19.2% and an expected service period of three years. The grant date fair value of RSUs subject to vesting based on the Company’s growth in gross real estate investments and the Company’s growth in AFFO per share is determined based on the market value of the Company’s common stock on the date of grant.  The Company assesses the probability of achievement of the growth in gross real estate investments and growth in AFFO per share and records expense for the awards based on the probable achievement of these metrics. The Company recognizes the cost of restricted stock units ratably over the vesting period.

The following table summarizes the stock-based award activity for the years ended December 31, 2017, 2016 and 2015:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2014	129,555	$15.00	158,927	$6.53
Granted	158,396	15.86	200,098	9.00
Vested	(7,871)	15.00	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2015	280,080	$15.49	359,025	$7.91
Granted	88,915	11.83	216,750	9.50
Vested	(16,202)	15.16	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2016	352,793	$14.57	575,775	$8.51
Granted	115,030	11.18	243,750	9.98
Vested	(148,636)	14.39	-	-
Cancelled	(5,368)	15.00	-	-
Forfeited	-	-	(158,927)	6.53
Outstanding as of December 31, 2017	313,819	$13.42	660,598	$9.52

During the year ended December 31, 2017, 148,636 restricted shares of common stock granted to certain employees of the Company and non-employee directors vested.  Of the restricted shares that vested, 20,229 shares were surrendered by employees to satisfy their tax obligations. All cancelled shares for the year ended December 31, 2017 relate to non-employee director compensation and are described in Note 9 under the heading “Arrangements with BlueMountain.” RSUs are included in the preceding tables as if the participants earn shares equal to 100% of the units granted. In addition, 158,927 RSUs previously granted to employees did not vest because the criteria for vesting were not achieved.

All of the shares that vested during the years ended December 31, 2016 and 2015 related to grants of restricted shares to non-employee directors.

The table below summarizes compensation expense related to share-based payments, included in general and administrative expenses, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Restricted stock	$1,892	$1,605	$1,192
Restricted stock units	1,495	950	603
Stock-based compensation	$3,387	$2,555	$1,795

The remaining unrecognized cost from stock-based awards at December 31, 2017 was approximately $5.9 million and will be recognized over a weighted-average period of 2.2 years.

2018 Grants

During 2018, the Company has granted 46,788 restricted shares of common stock to its non-employee directors as part of the annual director compensation, which will vest ratably on each of the first three anniversaries of the date of grant, subject to the director’s continued service on the Company’s board of directors through such dates. The total value of these awards is calculated to be $0.5 million.

Note 8 - Commitments and Contingencies

Commitments

          In April 2017, the Company agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. The Company will provide advances over an estimated period as construction occurs, which is expected to occur through December 2018. The base rent associated with this property will be increased by an amount equal to 9.25% of the amount advanced, as advances are made. As of February 21, 2018, approximately $1.1 million has been funded pursuant to this commitment.

          As discussed further in Note 3, in October 2017 the Company closed on a construction mortgage note receivable with a maximum principal amount of up to $6.0 million to a wholly owned subsidiary of Sequel to fund the construction and development of a replacement psychiatric residential treatment facility As of February 21, 2018, approximately $2.3 million has been funded pursuant to this commitment.

As of December 31, 2017, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease, which expires in 2020, and a ground lease related to the medical office building in the Company’s portfolio, which expires in 2081. Annual base rent on the corporate office lease increases approximately 3.0% annually. The Company’s ground lease rent increases 2.0% annually and is included in property-related expense. Rent expense relating to the operating leases, including straight-line rent, was approximately $0.5 million for each of the years ended December 31, 2017, 2016 and 2015.

The Company’s future minimum lease payments for its operating leases as of December 31, 2017 were as follows (dollars in thousands):

For the year ending:
2018	$342
2019	351
2020	203
2021	176
2022	179
Thereafter	19,800
Total	$21,051

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

Texas SNF Portfolio Contingent Consideration and Additional Rent

The Company’s 2015 purchase and leaseback of the Texas SNF Portfolio included $12.0 million of refundable contingent consideration, $3.0 million of which will become fully earned and non-forfeitable on January 1 of each year through 2019, subject to the tenants’ compliance with certain financial covenants under the master lease agreement and other provisions in the purchase and sale agreement on such dates.  If any of the refundable contingent consideration has not been earned by January 1, 2019, the tenants will have until January 1, 2020 to achieve compliance with all of the applicable financial covenants and earn such remaining refundable contingent consideration.  If the tenants have not achieved such compliance by January 1, 2020, the seller must repay to the Company any refundable contingent consideration that has not been earned, together with interest, at a rate of 3.0% per annum, from the closing date of the acquisition to January 1, 2020. The annual rent will not decrease in the event that seller/lessee is required to repay any portion of the refundable contingent consideration. As of February 21, 2018, none of the $12.0 million of refundable contingent consideration had been earned.

In addition to the base rent, commencing in the second year of the lease, the master lease provides for additional rent equal to 20% of the amount by which the aggregate gross patient care revenues (i.e., gross revenues less supplemental management fees) of four of the facilities (Songbird Lodge, Graham Oaks, River City Care Center and Kerens Care Center), totaling 408 licensed beds, exceed the aggregate gross patient care revenues of such facilities in the first year of the master lease, until the aggregate rent under the master lease for these four facilities equals 10.0% of the portion of the approximately $41.1 million purchase price allocated to these facilities subject to increases pursuant to the annual rent escalator. As of February 21, 2018, no additional rent had been earned.

Note 9 - Equity

Preferred Stock

Series B

On March 11, 2015 and April 1, 2015, the Company sold an aggregate of 125,000 shares of the Company’s 7.875% Series B Redeemable Cumulative Preferred Stock (“Series B Preferred Stock”), with a liquidation preference of $1,000 per share, to Carter/Validus Operating Partnership, L.P., for gross proceeds of $125 million.

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

Common Stock Dividends

During 2017 and 2016, the Company declared common stock dividends aggregating $0.84 and $0.63 per share, respectively. The following table depicts common stock dividends related to 2016 and 2017.

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

On February 7, 2018, the Company’s board of directors declared a cash dividend of $0.21 per share for the period from October 1, 2017 to December 31, 2017. The dividend will be paid on March 5, 2018 to stockholders of record on February 19, 2018.

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

Noncontrolling Interest

The Company owns Lakeway Hospital through a consolidated partnership, which, based on a total equity cash contribution of $2.0 million, is owned 51% by the Company and 49% by an entity that is owned indirectly by a physicians group and a non-physician investor. The partnership was formed on March 20, 2015. The Company’s equity contribution to the Lakeway Partnership was $1.0 million, and the Company’s transfer of the original $50.0 million note and $23.0 million of cash to the Lakeway Partnership is structured as an intercompany $73.0 million loan (the “Lakeway Intercompany Mortgage Loan”) to the Lakeway Partnership that is secured by a first mortgage lien on Lakeway Hospital. The Lakeway Intercompany Mortgage Loan has a ten-year term and requires payments of principal and interest at a rate of 8.0% per annum based on a 25-year amortization schedule. The interest rate on the Lakeway Intercompany Mortgage Loan will reset after five years based upon then-current market rates. At December 31, 2017 and 2016, the Lakeway Intercompany Mortgage Loan had an outstanding principal balance of $70.7 million and $71.8 million, respectively.

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

For federal income tax purposes, distributions to stockholders are treated as ordinary income, return of capital or a combination thereof. The federal income tax classification of the per share common stock distributions are as follows:

	Year Ended December 31,
	2017	2016	2015
Ordinary taxable distributions	$0.66	$0.22	$0.68
Return of capital	0.18	0.70	-
Total	$0.84	$0.92	$0.68

Pursuant to Section 857(b)(9) of the Code, dividend distributions made to stockholders on January 14, 2016 with a record date of December 31, 2015 are deemed to have been received by stockholders of record on December 31, 2015. Based on earnings and profits for the taxable year 2015, the Company’s aggregate cash distributions exceeded its earnings and profits for the taxable year 2015. Therefore, a portion of the January 14, 2016 cash distribution was treated as a 2016 distribution for federal income tax purposes and were included as taxable income to the recipient in 2016.

Note 11 - Earnings per Share

The Company applies the two-class method for determining earnings per common share as its outstanding restricted common stock with non-forfeitable dividend rights are considered participating securities. The following table sets forth the computation of earnings per common share for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands, except per share amounts):

Numerator:	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Net income	$24,152	$11,316	$16,730
Less: Net income attributable to noncontrolling interest	(3,730)	(266)	(4,029)
Less: Dividends on preferred shares	-	(13,760)	(7,835)
Net income (loss) attributable to common stockholders	20,422	(2,710)	4,866
Less: Allocation to participating securities	(265)	(182)	(216)
Net income (loss) available to common stockholders	$20,157	$(2,892)	$4,650

Denominator
Basic weighted-average common shares	31,447	15,838	10,948
Dilutive potential common shares	37	-	-
Diluted weighted-average common shares	31,484	15,838	10,948

Earnings (loss) per common share- basic and diluted	$0.64	$(0.18)	$0.42

The effects of RSUs outstanding were excluded from the calculation of diluted earnings (loss) per common share for the years ended December 31, 2016 and December 31, 2015 because their effects were not dilutive.

Note 12 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate swaps asset, which is included in Other assets, net on the consolidated balance sheet, was $1.2 million at December 31, 2017. The Company did not have any financial assets or liabilities measured at fair value at December 31, 2016. See Note 5 for further discussion regarding the Company’s interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of December 31, 2017 and 2016 due to their short-term nature. The fair value of the Company’s mortgage and other notes receivable as of December 31, 2017 and 2016 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities.

At December 31, 2017 and 2016, the Company’s indebtedness was comprised of borrowings under the credit facility that bear interest at LIBOR plus a margin (Level 2). The fair value of borrowings under the credit facility is considered to be equivalent to their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible. As of December 31, 2017, the fair value of the Company’s $18.6 million mortgage notes receivable was estimated to be approximately $18.7 million. As of December 31, 2016, the fair value of the Company’s $10.0 million mortgage note receivable was estimated to be approximately $10.0 million.

Note 13- Selected Interim Financial Data (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016 (amounts in thousands, except per share data):

	Quarter ended
	March 31	June 30	September 30	December 31
2017
Revenues	$14,282	$14,825	$15,766	$16,232
Interest expense	(1,515)	(1,808)	(2,117)	(2,261)

Net income	5,475	5,732	6,266	6,679
Net income attributable to noncontrolling interest	(944)	(936)	(941)	(909)
Net income attributable to common stockholders	$4,531	$4,796	$5,325	$5,770

Net income attributable to common stockholders per share:
Basic and diluted	$0.14	$0.15	$0.17	$0.18

	Quarter ended
	March 31	June 30	September 30	December 31
2016
Revenues	$14,848	$6,593	$13,845	$14,010
Interest expense	(3,125)	(3,226)	(2,792)	(1,740)

Net income (loss)	4,851	(3,645)	4,734	5,376
Preferred stock dividends	(2,465)	(2,465)	(2,464)	(6,366)
Net (income) loss attributable to noncontrolling interest	(1,355)	2,841	(821)	(931)
Net income (loss) attributable to common stockholders	$1,031	$(3,269)	$1,449	$(1,921)

Net income (loss) attributable to common stockholders per share:
Basic and diluted	$0.09	$(0.30)	$0.12	$(0.06)

The sum of the basic and diluted earnings per common share for the four quarters in the periods presented may differ from the annual earnings per common share calculation due to the required method of computing the weighted average number of common shares in the respective periods.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Schedule III

Real Estate and Accumulated Depreciation

(dollars in thousands)

					Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Property/Portfolio Name	Location	Number of Properties	Type of Property (3)	Encumbrances	Land	Building and improvements and intangible lease assets	Furniture, fixtures, and equipment	Cost Capitalized Subsequent to Acquisition	Land	Building and improvements and intangible lease assets	Furniture, fixtures, and equipment	Total(1)	Accumulated Depreciation(1) (2)	Date of Construction	Date Acquired
Texas SNF Portfolio	TX	10	SNF	$-	$4,325	$140,815	$-	$2	$4,325	$140,817	$-	$145,142	$(10,646)	1963-2013	2015
Life Generations Portfolio	CA	6	SNF/ALF	-	18,338	75,592	2,748	18	18,341	75,607	2,748	96,696	(8,958)	1966-1992	2015
Lakeway Hospital	TX	1	ACH	-	5,181	69,875	-	-	5,181	69,875	-	75,056	(4,424)	2012	2015
Kentfield Rehabilitation & Specialty Hospital	CA	1	LTACH	-	6,204	51,826	-	-	6,204	51,826	-	58,030	(5,031)	1962	2014
Mountain's Edge Hospital	NV	1	ACH	-	2,296	27,116	-	635	2,296	27,751	-	30,047	(1,689)	2015	2015
AAC Portfolio	TX, NV	4	BH	-	2,026	23,021	-	-	2,026	23,021	-	25,047	(365)	1980-2001	2017
Horizon Specialty Hospital of Henderson	NV	1	LTACH	-	733	19,277	-	-	733	19,277	-	20,010	(1,838)	2012	2014
Physical Rehabilitation and Wellness Center of Spartanburg	SC	1	SNF	-	170	19,830	-	-	170	19,830	-	20,000	(1,815)	1989	2014
Vibra Rehabilitation Hospital of Amarillo	TX	1	IRF	-	991	18,181	227	-	991	18,181	227	19,399	(2,121)	1990	2015
Advanced Diagnostics Hospital East	TX	1	ACH	-	863	16,668	-	-	863	16,668	-	17,531	(61)	1998	2017
Mira Vista Court	TX	1	SNF	-	1,343	14,657	-	-	1,343	14,657	-	16,000	(1,319)	2013	2015
North Brownsville Medical Plaza	TX	1	MOB	-	-	15,128	-	470	-	15,592	6	15,598	(3,049)	2007	2014
Magnolia Portfolio	IN	2	SNF	-	217	14,265	557	-	217	14,265	557	15,039	(348)	1983-1986	2017
Woodlake at Tolland Nursing and Rehabilitation	CT	1	SNF	-	490	9,643	-	-	490	9,643	-	10,133	(320)	1992	2017
Total				$-	$43,177	$515,894	$3,532	$1,125	$43,180	$517,010	$3,538	$563,728	$(41,984)

Reference footnotes on the next page.

(1)	The changes in total real estate and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 are as follows:

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Cost
Balance at beginning of period	$494,874	$504,853	$113,168
Acquisitions	55,250	-	323,685
Capitalized costs	1,104	21	-
Foreclosure of mortgage note	-	-	50,000
Conversion of mortgage note	12,500	-	18,000
Elimination of earn-out payment	-	(10,000)	-
Balance at end of period	$563,728	$494,874	$504,853

Accumulated Depreciation
Balance at beginning of period	$26,052	$11,172	$1,268
Depreciation	15,932	14,880	9,904
Balance at end of period	$41,984	$26,052	$11,172

The unaudited aggregate net tax value of real estate assets for federal income tax purposes as of December 31, 2017 is estimated to be $529 million.

(2)

The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 2 to 50 years. The cost of intangible lease assets is depreciated on a straight-line basis over the initial term of the related leases, ranging primarily from 2.7 to 15 years.  The cost of furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives of the furniture, fixtures and equipment, ranging primarily from 5 to 14 years. See Note 2 to the consolidated financial statements for information on useful lives used for depreciation and amortization.

(3)

LTACH -- long-term acute care hospital; SNF -- skilled nursing facility; MOB -- medical office building; IRF -- inpatient rehabilitation facility; ACH -- acute care hospital; ALF -- assisted living facility; BH – behavioral health facility.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Schedule IV

Mortgage Loans Receivable on Real Estate

(dollars in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(4)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage relating to 1 property in:
Springfield, Massachusetts -- rehabilitation hospital	9.00%	7/31/2034	(1)	-	$10,000	$10,000	-
Webster, Texas -- integrated medical facility	10.00%	4/1/2018	(2)	-	6,700	6,700	-
Andersonville, Tennessee -- psychiatric residential treatment facility	8.25%	12/31/2018	(3)	-	1,935	1,935	-
					$18,635	$18,635

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

(2)	Interest accrues monthly on the Webster, Texas loan and is payable on the Maturity Date

(3)	The Andersonville, Tennessee loan is a construction mortgage loan of up to $6.0 million. Interest accrues monthly and is added to the principal of the loan. Interest is payable on the Maturity Date.

(4)

Carrying amount of mortgages represents the contractual amount due under the mortgage note as of the date of this Schedule IV and excludes any other fees or costs associated with the mortgage notes and their origination. The aggregate cost for federal income tax purposes as of December 31, 2017 is estimated to be $18.6 million.

Changes in mortgage loans for the periods ended December 31, 2017, 2016 and 2015 are summarized as follows:

	For the year ended December 31, 2017		For the year ended December 31, 2016	For the year ended December 31, 2015
Balance at beginning of period	$10,000		$10,000	$78,000
Additions during year:
New mortgage loans	21,135	(5)	-	-
	21,135		-	-
Deductions during year:
Collection of principal	-		-	-
Foreclosure of mortgage note	-		-	(50,000)	(6)
Conversion to fee simple ownership	(12,500)	(5)	-	(18,000)	(7)
	(12,500)		-	(68,000)

Balance at end of period	$18,635		$10,000	$10,000

(5)

On January 30, 2017, the Company invested $12.5 million through a newly originated interest-only loan secured by a first mortgage on a licensed general acute care surgical hospital.  On November 10, 2017, the Company completed the acquisition of Advanced Diagnostics Hospital East for a purchase price of $17.5 million, pursuant to the exercise of its exclusive right to purchase the property contained in the Company's $12.5 million mortgage note receivable. The $12.5 million in principal outstanding on the mortgage note receivable was applied to the purchase price, and the Company paid an additional $5.0 million in cash in satisfaction of the purchase price.

(6)

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

(7)

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

In connection with the preparation of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the 2018 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2018.

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

(3)Exhibits

The Exhibits are included in Item 15(b) and are incorporated by reference herein.

(b)  Exhibits

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

10.5†	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8, filed on October 6, 2016).
10.6†	Form of Restricted Stock Award Agreement for Officers (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8, filed on October 6, 2016).
10.7†	Form of Restricted Stock Award Agreement for Directors (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8, filed on October 6, 2016).

10.8†

Amended and Restated Employment Agreement, dated as of September 15, 2016, by and among MedEquities Realty Trust, Inc., MedEquities Realty Operating Partnership, LP and John W. McRoberts (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11/A, filed on September 19, 2016).

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

10.11†

Indemnification Agreement by and between MedEquities Realty Trust, Inc. and each of its directors and officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11/A, filed on September 19, 2016).

10.12

Master Lease, dated as of March 31, 2015, by and among MRT of La Mesa, CA – SNF, LLC, MRT of National City CA – SNF I, LLC, MRT of National City CA – SNF II, LLC and MRT of Upland CA – SNF/ALF, LLC and GHC of La Mesa, LLC, GHC of National City II, LLC, GHC of National City I, LLC, GHC of Upland SNF, LLC and GHC of Upland RCFE, LLC (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11/A, filed on May 5, 2016).

10.13

First Amendment to Master Lease, dated as of October 1, 2015, by and among MRT of La Mesa, CA – SNF, LLC, MRT of National City CA – SNF I, LLC, MRT of National City CA – SNF II, LLC, MRT of Upland CA – SNF/ALF, LLC and MRT of San Diego CA – SNF, LLC and GHC of La Mesa, LLC, GHC of National City II, LLC, GHC of National City I, LLC, GHC of Upland SNF, LLC, GHC of Upland RCFE, LLC and GHC of Kearny Mesa, LLC (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11/A, filed on May 5, 2016).

10.14

Second Amendment to Master Lease, dated as of June 8, 2016, by and among MRT of La Mesa, CA - SNF, LLC, MRT of National City CA - SNF I, LLC, MRT of National City CA - SNF II, LLC, MRT of Upland CA - SNF/ALF, LLC and MRT of San Diego CA - SNF, LLC and GHC of La Mesa, LLC, GHC of National City II, LLC, GHC of National City I, LLC, GHC of Upland SNF, LLC, GHC of Upland RCFE, LLC and GHC of Kearny Mesa, LLC (Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-11/A, filed on August 22, 2016).

10.15

Guaranty of Master Lease, dated as of March 31, 2015 by Life Generations Healthcare LLC in favor of MRT of La Mesa, CA – SNF, LLC, MRT of National City CA – SNF I, LLC, MRT of National City CA – SNF II, LLC and MRT of Upland CA – SNF/ALF, LLC (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11/A, filed on May 5, 2016).

10.16

Master Lease Agreement, dated as of, 2016, by and between Lakeway Realty, L.L.C., Scott & White Hospital Round Rock and Baylor University Medical Center (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-11/A, filed on September 19, 2016).

10.17

Amended and Restated Operating Agreement of Lakeway Realty, L.L.C., dated as of March 20, 2015 (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-11/A, filed on May 5, 2016).

10.18

BlueMountain Rights Agreement, dated as of July 25, 2014, by and between MedEquities Realty Trust, Inc. and BlueMountain Capital Management, LLC (Incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-11, filed on August 20, 2015).

10.19

Purchase and Sale Agreement, dated as of July 29, 2015, by and among GruenePointe Acquisition I, LLC, MRT of San Antonio TX – SNF I, LLC, MRT of San Antonio TX – SNF II, LLC, MRT of Graham TX – SNF, LLC, MRT of Kemp TX – SNF, LLC, MRT of Kerens TX – SNF, LLC, MRT of Brownwood TX – SNF, LLC, MRT of El Paso TX – SNF, LLC, MRT of Kaufman TX – SNF, LLC, MRT of Longview TX – SNF, LLC and MRT of Mt. Pleasant TX – SNF, LLC (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-11/A,  filed on May 5, 2016).

10.20

Master Lease, dated July 29, 2015, by and between MRT of San Antonio TX – SNF I, LLC, MRT of San Antonio TX – SNF II, LLC, MRT of Graham TX – SNF, LLC, MRT of Kemp TX – SNF, LLC, MRT of Kerens TX – SNF, LLC, MRT of Brownwood TX – SNF, LLC, MRT of El Paso TX – SNF, LLC, MRT of Kaufman TX – SNF, LLC, MRT of Longview TX – SNF, LLC, MRT of Mt. Pleasant TX – SNF, LLC and GruenePoint 1 Graham, LLC, GruenePointe 1 El Paso, LLC, GruenePointe 1 Kerens, LLC, GruenePointe 1 Casa Rio, LLC, GruenePointe 1 River City, LLC, GruenePointe 1 Brownwood, LLC, GruenePointe 1 Longview, LLC, GruenePointe 1 Kemp, LLC, GruenePointe 1 Mt. Pleasant, LLC and GruenePointe 1 Kaufman, LLC (Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-11/A, filed on May 5, 2016).

10.21

First Amendment to Master Lease, dated as of January 13, 2016, by and among MRT of San Antonio TX - SNF I, LLC, MRT of San Antonio TX - SNF II, LLC, MRT of Graham TX - SNF, LLC, MRT of Kemp TX - SNF, LLC, MRT of Kerens TX - SNF, LLC, MRT of Brownwood TX - SNF, LLC, MRT of El Paso TX - SNF, LLC, MRT of Kaufman TX - SNF, LLC, MRT of Longview TX - SNF, LLC, and MRT of Mt. Pleasant TX - SNF, LLC, and GruenePointe 1 Graham, LLC, GruenePointe 1 El Paso, LLC, GruenePointe 1 Kerens, LLC, GruenePointe 1 Casa Rio, LLC, GruenePointe 1 River City, LLC, GruenePointe 1 Brownwood, LLC, GruenePointe 1 Longview, LLC, GruenePointe 1 Kemp, LLC, GruenePointe 1 Mt. Pleasant, LLC, and GruenePointe 1 Kaufman, LLC (Incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-11/A, filed on May 5, 2016).

10.22

Registration Rights Agreement, dated as of July 31, 2014, by and among MedEquities Realty Trust, Inc. and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11, filed on August 20, 2015).

10.23

Second Amended and Restated Credit Agreement, dated as of February 10, 2017, by and among the Operating Partnership and KeyBank National Association, as administrative agent and a lender, and the other agents and lenders part thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2017).

10.24

Second Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of February 10, 2017, by and among the Company and its subsidiaries party thereto, in favor of KeyBank National Association and the other lenders under the Amended Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 13, 2017).

10.25

Amended and Restated Master Lease between MRT of Las Vegas NV – ACH, LLC, MRT of Las Vegas NV – LTACH, LLC, MRT of Fort Worth TX – SNF, LLC and MRT of Spartanburg SC – SNF, LLC as Landlord, and Nashville Leasehold Interest, LLC, as Tenant, dated as of April 27, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2017).

10.26

Master Lease Guaranty, dated as of April 27, 2017, by THI of Baltimore, Inc. in favor of MRT of Las Vegas NV – ACH, LLC, MRT of Las Vegas NV – LTACH, LLC, MRT of Fort Worth TX – SNF, LLC and MRT of Spartanburg SC – SNF, LLC as Landlord (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2017).

10.27

Letter Agreement, dated March 28, 2017, by and among the Company and certain funds managed by BlueMountain Capital Management, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2017).

10.28*	First Amendment to BlueMountain Rights Agreement, dated December 29, 2017, by and between the Company and BlueMountain Capital Management, LLC.

10.29*

First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2017, by and among the Operating Partnership and KeyBank National Association, as administrative agent and a lender, and the other agents and lenders part thereto.

10.30†	2016 Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2017).

10.31†*	2017 Form of Restricted Stock Unit Award Agreement.

21.1*	List of subsidiaries.
23.1*	Consent of KPMG.
23.2**	Consent of Whitley Penn LLP.

23.3**	Consent of McNair, McLemore, Middlebrooks & Co., LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Financial Statements of GruenePointe Holdings, LLC
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

**To be filed by amendment

†Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedEquities Realty Trust, Inc.

Date: February 21, 2018	By:	/s/ John W. McRoberts
John W. McRoberts Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John W. McRoberts	Chairman, Chief Executive Officer	February 21, 2018
John W. McRoberts	(Principal Executive Officer)

/s/ William C. Harlan	President, Chief Operating Officer and Director	February 21, 2018
William C. Harlan

/s/ Jeffery C. Walraven	Executive Vice President and Chief Financial Officer	February 21, 2018
Jeffery C. Walraven	(Principal Financial Officer)

/s/ David L. Travis	Senior Vice President and Chief Accounting Officer	February 21, 2018
David L. Travis	(Principal Accounting Officer)

/s/ Randall L. Churchey	Director	February 21, 2018
Randall L. Churchey

/s/ John N. Foy	Director	February 21, 2018
John N. Foy

/s/ Steven L. Geringer	Director	February 21, 2018
Steven I. Geringer

/s/ Stephen L. Guillard	Director	February 21, 2018
Stephen L. Guillard

/s/ Elliott Mandelbaum	Director	February 21, 2018
Elliott Mandelbaum

/s/ Todd W. Mansfield	Director	February 21, 2018
Todd W. Mansfield

/s/ Stuart C. McWhorter	Director	February 21, 2018
Stuart C. McWhorter