Form 10-K/A
period 2017-12-31
MedEquities Realty Trust, Inc.
filed 2018-04-02
CIK 1616314

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of MedEquities Realty Trust, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2018 (the “2017 Form 10-K”). This Amendment is being filed to include the audited financial statements of GruenePointe Holdings, LLC (“GruenePointe”) as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 as Exhibit 99.1 hereto and the consents from their independent auditors as Exhibits 23.2 and 23.3 hereto.  GruenePointe is the guarantor of the triple-net master lease for the Company’s Texas SNF Portfolio, which accounted for more than 20% of the Company’s total assets as of December 31, 2017; therefore, GruenePointe’s audited financial statements are being filed herewith in accordance with Section 2340 of the SEC’s Division of Corporation Finance Financial Reporting Manual.

This Amendment also is being filed to file an updated consent from KPMG LLP as Exhibit 23.1 hereto to add a reference to one of the Company’s registration statements on Form S-3, which was inadvertently omitted from Exhibit 23.1 to the 2017 Form 10-K.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as exhibits hereto.

Item 15 of Part IV is the only portion of the 2017 Form 10-K being amended by this Amendment. Except as described above, this Amendment does not amend, update or change the financial statements, consents or any other items or disclosures contained in the 2017 Form 10-K and does not otherwise reflect events occurring after the original filing date of the 2017 Form 10-K. Accordingly, this Amendment should be read in conjunction with the 2017 Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the 2017 Form 10-K.

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

10.28**	First Amendment to BlueMountain Rights Agreement, dated December 29, 2017, by and between the Company and BlueMountain Capital Management, LLC.

10.29**

First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2017, by and among the Operating Partnership and KeyBank National Association, as administrative agent and a lender, and the other agents and lenders part thereto.

10.30†	2016 Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2017).

10.31†**	2017 Form of Restricted Stock Unit Award Agreement.

21.1**	List of subsidiaries.
23.1*	Consent of KPMG.
23.2*	Consent of Whitley Penn LLP.

23.3*	Consent of McNair, McLemore, Middlebrooks & Co., LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Financial Statements of GruenePointe Holdings, LLC.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

** Previously filed as an exhibit to the original Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 21, 2018.

†Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedEquities Realty Trust, Inc.

Date: April 2, 2018	By:	/s/ John W. McRoberts
John W. McRoberts Chairman and Chief Executive Officer
(Principal Executive Officer)