Form 10-Q
period 2018-03-31
MedEquities Realty Trust, Inc.
filed 2018-05-10
CIK 1616314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2018, the registrant had 31,886,684 shares of common stock outstanding.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Real estate properties
Land	$43,181	$43,180
Building and improvements	505,699	505,623
Intangible lease assets	11,387	11,387
Furniture, fixtures, and equipment	3,538	3,538
Less accumulated depreciation and amortization	(46,286)	(41,984)
Total real estate properties, net	517,519	521,744

Mortgage notes receivable, net	41,513	18,557
Cash and cash equivalents	5,917	12,640
Other assets, net	32,729	28,662
Total Assets	$597,678	$581,603

Liabilities and Equity
Liabilities
Debt, net	$232,065	$215,523
Accounts payable and accrued liabilities	6,204	6,605
Deferred revenue	1,587	2,722
Total liabilities	239,856	224,850

Commitments and contingencies
Equity
Common stock, $0.01 par value. Authorized 400,000 shares; 31,887 and 31,836 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	314	314
Additional paid in capital	376,702	375,690
Dividends declared	(74,525)	(67,691)
Retained earnings	49,365	44,196
Accumulated other comprehensive income	3,034	1,247
Total MedEquities Realty Trust, Inc. stockholders' equity	354,890	353,756
Noncontrolling interest	2,932	2,997
Total equity	357,822	356,753
Total Liabilities and Equity	$597,678	$581,603

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Rental income	$15,929	$13,839
Interest on mortgage notes receivable	787	433
Interest on notes receivable	-	10
Total revenues	16,716	14,282
Expenses
Depreciation and amortization	4,194	3,618
Property related	322	352
Acquisition related	108	66
Franchise, excise and other taxes	71	86
General and administrative	3,316	3,171
Total operating expenses	8,011	7,293
Operating income	8,705	6,989

Other income (expense)
Interest and other income	7	1
Interest expense	(2,558)	(1,515)
	(2,551)	(1,514)

Net income	$6,154	$5,475
Less: Net income attributable to noncontrolling interest	(985)	(944)
Net income attributable to common stockholders	$5,169	$4,531

Net income attributable to common stockholders per share
Basic and diluted	$0.16	$0.14

Weighted average shares outstanding
Basic	31,550	31,415
Diluted	31,610	31,415

Dividends declared per common share	$0.21	$0.21

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$6,154	$5,475
Other comprehensive income:
Increase in fair value of cash flow hedge	1,787	370
Total other comprehensive income	1,787	370
Comprehensive income	7,941	5,845
Less: comprehensive income attributable to noncontrolling interest	(985)	(944)
Comprehensive income attributable to MedEquities Realty Trust, Inc.	$6,956	$4,901

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Dividends	Accumulated Other Comprehensive	Non- controlling
	Shares	Par Value	Capital	Earnings	Declared	Income	Interest	Total Equity
Balance at December 31, 2017	31,836	$314	$375,690	$44,196	$(67,691)	$1,247	$2,997	$356,753
Grants of restricted stock	47	-	-	-	-	-	-	-
Vesting of restricted stock units	8	-	-	-	-	-	-	-
Shares surrendered for taxes upon vesting	(4)	-	(44)	-	-	-	-	(44)
Other comprehensive income	-	-	-	-	-	1,787	-	1,787
Distributions to noncontrolling interest	-	-	-	-	-	-	(1,050)	(1,050)
Stock-based compensation	-	-	1,056	-	-	-	-	1,056
Net income	-	-	-	5,169	-	-	985	6,154
Dividends to common stockholders	-	-	-	-	(6,834)	-	-	(6,834)
Balance at March 31, 2018	31,887	$314	$376,702	$49,365	$(74,525)	$3,034	$2,932	$357,822

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$6,154	$5,475
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,712	4,217
Stock-based compensation	1,056	956
Straight-line rent receivable	(1,702)	(1,243)
Straight-line rent liability	38	40
Construction mortgage interest income	(235)	-
Write-off of pre-acquisition costs	13	-
Changes in operating assets and liabilities
Other assets	(602)	1,261
Accounts payable and accrued liabilities	(469)	(1,102)
Deferred revenues	(1,126)	(878)
Net cash provided by operating activities	7,839	8,726
Investing activities
Acquisitions of real estate	(82)	-
Capital expenditures for real estate	(59)	(173)
Funding of mortgage notes and note receivable	(22,711)	(12,500)
Repayments of notes receivable	-	50
Capitalized pre-acquisition costs, net	(305)	(109)
Capital expenditures for corporate property	-	(4)
Net cash used in investing activities	(23,157)	(12,736)
Financing activities
Net borrowings (repayments) on secured revolving credit facility	16,500	(112,500)
Dividends paid to common stockholders	(6,710)	(6,647)
Distributions to noncontrolling interest	(1,050)	(1,021)
Deferred loan costs	(65)	(2,711)
Taxes remitted upon vesting of restricted stock	(62)	-
Capitalized pre-offering costs	(18)	-
Proceeds from borrowings on term loan	-	125,000
Cancellation of restricted stock	-	(50)
Offering costs	-	(26)
Net cash provided by financing activities	8,595	2,045
Decrease in cash, cash equivalents, and restricted cash	(6,723)	(1,965)
Cash, cash equivalents and restricted cash at beginning of period	12,640	9,771
Cash, cash equivalents and restricted cash at end of period	$5,917	$7,806

Supplemental Cash Flow Information
Interest paid	$2,359	$775
Accrued pre-acquisition costs	64	65
Accrued deferred loan costs	-	27

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

March 31, 2018

Note 1 - Organization and Nature of Business

MedEquities Realty Trust, Inc. (the “Company”), which was incorporated in the state of Maryland on April 23, 2014, is a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of March 31, 2018, the Company had investments of $559.0 million, net in 32 real estate properties and six mortgage notes receivable. The Company owns 100% of all of its properties and investments, other than Baylor Scott & White Medical Center - Lakeway (“Lakeway Hospital”), in which the Company owns a 51% interest through a consolidated partnership (the “Lakeway Partnership”). All of the Company’s assets are held by, and its operations conducted through, its operating partnership, MedEquities Realty Operating Partnership, LP, which is a 100% owned subsidiary of the Company. The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Note 2 - Accounting Policies and Related Matters

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, included in the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2018.

The interim consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation.

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC on February 21, 2018. During the three months ended March 31, 2018, there were no material changes to these policies except as noted below.

Recent Accounting Developments: On January 1, 2018, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows - Restricted Cash,” became effective for the Company. This guidance requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The consolidated statement of cash flows for the three months ended March 31, 2017 reflects an increase in the beginning of period cash, cash equivalents and restricted cash line item and a decrease in the change in other assets line item, each of approximately $0.3 million, as a result of the adoption of this new guidance.

On January 1, 2018, the FASB’s new revenue recognition standard included in Accounting Standards Codification (“ASC”) 606, Revenue from Contacts with Customers, became effective for the Company. This new revenue recognition standard superseded most of the existing revenue recognition guidance. This standard’s core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. The Company’s revenues are comprised of rental income from leasing arrangements and interest from mortgage and other notes receivable, which are specifically excluded from the new revenue recognition guidance. Therefore, implementation of this new standard did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The purpose of this updated guidance is to align better a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning January 1, 2019. The Company adopted the new standard on January 1, 2018, which had no impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted improvements to lessor accounting. The guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance will be effective beginning January 1, 2019. Early adoption is permitted. The Company expects to adopt this standard on January 1, 2019. The Company does not anticipate significant changes in the timing of income from its leases with tenants. However, the Company will be required to recognize right of use assets and related lease liabilities on its consolidated balances sheets in circumstances where the Company is the lessee. As of March 31, 2018, the Company was the lessee under two leases, one ground lease and a lease for its corporate office space, which are expected to result in approximately $0.5 million in rent expense for the year ended December 31, 2018. The Company does not anticipate that the adoption of this standard will have a material effect on its financial condition or results of operations. The Company is in the process of determining the amount of the right of use assets and related lease liabilities that will be recognized upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The standard also requires additional disclosures related to significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  The amended guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2020, with early adoption permitted for the fiscal years, and interim periods within those fiscal years, beginning January 1, 2019. The Company is evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements and currently expects that it will not have a material impact.

Note 3 – Investment Activity

During the three months ended March 31, 2018, the Company originated three mortgage notes receivable and funded additional principal under an existing mortgage note receivable for a total additional investment of $21.3 million. Additional details regarding these investments are described in more detail below.

On January 8, 2018, the Company closed on a construction mortgage receivable with a maximum principal amount of up to $19.0 million to Haven Behavioral Healthcare, Inc. to fund the purchase and conversion of an existing long-term acute care hospital to a 72-bed inpatient psychiatric hospital in Meridian, Idaho. The loan has a three-year term and an annual interest rate of 10.0%. Interest accrues monthly and is added to the outstanding balance of the mortgage note receivable. Upon completion of the planned renovation, the Company has the exclusive right to purchase the property, for a purchase price equal to the outstanding loan balance, in a sale-leaseback transaction with a 15-year triple-net master lease with an initial yield of 9.3%. The balance outstanding under this loan was approximately $7.9 million as of March 31, 2018.

On January 31, 2018, the Company originated a $5.4 million mortgage note receivable to Louisville Rehab LP to partially fund the construction of a 42-bed, 57,275 square foot inpatient rehabilitation facility in Clarksville, Indiana. The note is secured by a second lien on the facility. The three-year loan has an annual interest rate of 9.5%, which has a claw-back feature that would equate to a 15.0% rate from inception of the loan should the Company elect not to exercise its purchase option. The Company has the exclusive option to purchase the new facility upon completion for approximately $26.0 million that would be leased pursuant to a 20-year triple-net master lease guaranteed by Cobalt Medical Partners and Cobalt Rehabilitation Hospitals at an initial lease rate of 9.0%.

On February 16, 2018, the Company funded an additional $3.0 million under an existing mortgage note receivable with Medistar corporation, which is secured by land and an existing building in Webster, Texas that increased the total balance of the loan to $9.7 million.  Effective with this additional funding, the interest rate under the loan increased from an annual interest rate of 10.0% to an annual interest rate of 12% and is payable upon maturity of the loan on December 31, 2018.

On March 29, 2018, the Company originated a $5.0 million mortgage note receivable with a subsidiary real estate entity of GruenePointe Holdings, LLC, which is secured by a second lien on a skilled nursing and assisted living facility (“Adora Midtown”) and a first lien on an additional parcel of land in Dallas, Texas.  The loan has a two-year term and accrues interest at an annual rate of 10% that is payable on the maturity date of March 29, 2020. The Company has an existing purchase option on Adora Midtown for a gross purchase price not to exceed approximately $28.0 million, plus an earnout based on the facility’s earnings before interest, taxes, depreciation, amortization and rent expense during the three years following the closing date of the acquisition.

Construction Mortgage Notes Activity

  The Company has two construction mortgage loans with funding commitments of up to $25.0 million, which are detailed in the table below (dollars in thousands):

Investment	Origination Date	Total Commitment	Outstanding Balance at March 31, 2018
Sequel Construction Mortgage Loan	October 2017	$6,000	$3,804
Haven Construction Mortgage Loan	January 2018	19,000	7,853
Total		$25,000	$11,657

Concentrations of Credit Risks

The following table contains information regarding tenant concentration in the Company’s portfolio, based on the percentage of revenue for the three months ended March 31, 2018 and 2017, related to tenants, or affiliated tenants, that exceed 10% of revenues:

	% of Total Revenue for the three months ended March 31,
	2018	2017
BSW Health	21.9%	25.8%
Texas Ten Tenant	21.4%	24.9%
Fundamental Healthcare	15.3%	14.2%
Life Generations Healthcare	12.9%	15.1%
Vibra Healthcare	11.4%	13.6%

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of March 31, 2018, which includes percentage of rental income for the three months ended March 31, 2018 and 2017 (dollars in thousands):

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Three months ended March 31, 2018	Three months ended March 31, 2017
Texas	17	$300,259	53.3%	59.1%	63.1%
California	7	154,726	27.4%	21.6%	25.1%
Nevada	4	63,648	11.3%	12.1%	8.3%
South Carolina	1	20,000	3.5%	3.2%	3.5%
Indiana	2	15,039	2.7%	2.4%	-
Connecticut	1	10,133	1.8%	1.6%	-
	32	$563,805	100.0%	100.0%	100.0%

Note 4 – Debt

The table below details the Company’s debt balance at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Term loan- secured	$125,000	$125,000
Revolving credit facility- secured	107,700	91,200
Unamortized deferred financing costs	(635)	(677)
	$232,065	$215,523

The Company’s second amended and restated credit agreement (the “credit agreement”) provides for a $300 million revolving credit facility that matures in February 2021 and a $125 million term loan that matures in February 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee.

At March 31, 2018 and 2017, the weighted-average interest rate under the credit agreement was 3.8% and 2.6%, respectively.

Total costs related to the revolving credit facility at March 31, 2018 were $3.4 million, gross ($2.5 million, net). These costs are included in Other assets, net on the consolidated balance sheet at March 31, 2018 and will be amortized to interest expense through February 2021, the maturity date of the revolving credit facility. The total amount of deferred financing costs associated with the term loan at March 31, 2018 was $0.8 million, gross ($0.6 million, net). These costs are netted against the balance outstanding under the term loan on the Company’s consolidated balance sheet and will be amortized to interest expense through February 2022, the maturity date of the term loan.

The Company recognized amortization expense of deferred financing costs, included in interest expense on the consolidated statements of income, of $0.3 million for both the three months ended March 31, 2018 and 2017.

The maximum available capacity under the credit facility was $276.7 million at March 31, 2018. At May 10, 2018, the Company had $239.7 million in borrowings outstanding, of which $114.7 million was outstanding under the revolving credit facility with a weighted-average interest rate of 3.91% and $125.0 million was outstanding on the term loan. As of May 10, 2018, the Company had $37.0 million in additional borrowing capacity under the revolving credit facility, based on its current borrowing base assets.

Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, on February 10, 2017, the Company entered into four interest rate swap agreements, effective April 10, 2017, on the full $125 million term loan to fix the variable LIBOR interest rate at 1.84%, plus the LIBOR spread under the credit agreement, which was 2.00% at May 10, 2018.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income. Those amounts reported in accumulated other comprehensive income related to these interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next 12 months, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive income as a decrease to interest expense.

The fair value of the Company’s derivative financial instruments at March 31, 2018 and December 31, 2017 was an asset of $3.0 million and $1.2 million, respectively, and was included in Other assets, net on the consolidated balance sheets.

The table below details the location in the consolidated financial statements of the gain recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended March 31, 2018	Three months ended March 31, 2017
Amount of gain recognized in other comprehensive income	$1,709	$370
Amount of loss reclassified from accumulated other comprehensive income into interest expense	(78)	-
Total change in accumulated other comprehensive income	$1,787	$370

As of March 31, 2018, the Company did not have any derivatives in a net liability position including accrued interest but excluding any adjustments for nonperformance risk.

Covenants

The credit agreement contains customary financial and operating covenants, including covenants relating to the Company’s total leverage ratio, fixed charge coverage ratio, tangible net worth, maximum distribution/payout ratio and restrictions on recourse debt, secured debt and certain investments. The credit agreement also contains customary events of default, in certain cases subject to customary cure periods, including among others, nonpayment of principal or interest, material breach of representations and warranties, and failure to comply with covenants. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the credit agreement. The Company was in compliance with all financial covenants as of March 31, 2018.

Note 5 - Incentive Plan

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long Term Incentive Plan (“LTIP”)

units, which are convertible on a one-for-one basis into units of limited partnership interest in the Company’s operating partnership. As of March 31, 2018, the Plan had 3,356,723 shares authorized for issuance with 1,927,194 shares available for future issuance, subject to certain adjustments set forth in the Plan.

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

Restricted Stock Units

The Company’s restricted stock unit (“RSU”) awards represent the right to receive unrestricted shares of common stock based on the achievement of Company performance objectives as determined by the Company’s compensation committee.  Grants of RSUs prior to 2016 generally entitle recipients to shares of common stock equal to 0% up to 100% of the number of RSUs granted at the vesting date, based on two independent criteria measured over a three-year period: (i) the Company’s absolute total stockholder return (“TSR”) and (ii) the Company’s TSR relative to the MSCI US REIT Index (symbol: RMS).  Grants of RSUs during and subsequent to 2016 generally entitle recipients to shares of common stock equal to 0% up to 150% of the number of RSUs granted at the vesting date, based on four independent criteria measured over a three-year period: (i) the Company’s growth in gross real estate investments, (ii) the Company’s growth in Adjusted Funds From Operations (“AFFO”) per share, (iii) the Company’s absolute TSR and (iv) the Company’s TSR relative to the FTSE NAREIT Equity Healthcare REIT Index.

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

The following table summarizes the stock-based award activity for the three months ended March 31, 2018 and 2017:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2017	313,819	$13.42	660,598	$9.52
Granted	46,788	11.14	937	11.13
Vested	(24,232)	13.27	(8,312)	9.35
Forfeited	-	-	-	-
Outstanding as of March 31, 2018	336,375	$13.11	653,223	$9.53

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2016	352,793	$14.57	575,775	$8.51
Granted	33,780	11.10	-	-
Vested	(11,110)	15.00	-	-
Forfeited	(5,368)	15.00	-	-
Outstanding as of March 31, 2017	370,095	$14.24	575,775	$8.51

Of the restricted shares and RSUs that vested during the three months ended March 31, 2018, 3,936 shares were surrendered by certain employees to satisfy their tax obligations. RSUs are included in the preceding tables as if the participants earn shares equal to

100% of the units granted. The RSUs shown as granted during the three months ended March 31, 2018 represent the additional 50% RSUs from the 2016 grant that vested for one former employee.

The table below summarizes compensation expense related to share-based payments, included in general and administrative expenses, for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Restricted stock	$492	$548
Restricted stock units	564	408
Stock-based compensation	$1,056	$956

The remaining unrecognized cost from stock-based awards at March 31, 2018 was approximately $5.4 million and will be recognized over a weighted-average period of 2.0 years.

Note 6 - Commitments and Contingencies

Commitments

As detailed in Note 3 under the heading “—Construction Mortgage Notes Activity,” the Company has funding commitments of up to $25.0 million on two construction mortgage loans. As of May 10, 2018, approximately $12.2 million has been funded pursuant to these commitments.

In April 2017, the Company agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. The Company will provide advances as construction occurs, which is expected to occur through December 2018. The base rent associated with this property will be increased by an amount equal to 9.4% of the amount advanced, as advances are made. As of May 10, 2018, approximately $1.1 million has been funded pursuant to this commitment.

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

Note 7 - Equity

Common Stock Dividends

The following table reflects the common stock dividends paid during or related to 2018.

Quarter	Quarterly Dividend	Date of Declaration	Date of Record	Date Paid/Payable
4th Quarter 2017	$0.21	February 7, 2018	February 19, 2018	March 5, 2018
1st Quarter 2018	$0.21	May 8, 2018	May 22, 2018	June 5, 2018

Note 8 - Earnings per Share

The Company applies the two-class method for determining earnings per common share as its outstanding restricted shares of common stock with non-forfeitable dividend rights are considered participating securities. The following table sets forth the computation of earnings per common share for the three months ended March 31, 2018 and 2017 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator:	2018	2017
Net income	$6,154	$5,475
Less: Net income attributable to noncontrolling interest	(985)	(944)
Net income attributable to common stockholders	5,169	4,531
Less: Allocation to participating securities	(71)	(78)
Net income available to common stockholders	$5,098	$4,453

Denominator
Basic weighted-average common shares	31,550	31,415
Dilutive potential common shares	60	-
Diluted weighted-average common shares	31,610	31,415

Basic and diluted earnings per common share	$0.16	$0.14

The effects of restricted shares of common stock and RSUs outstanding were excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2017 because their effects were not dilutive.

Note 9 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate swaps asset, which is included in Other assets, net on the consolidated balance sheets, was $3.0 million and $1.2 million at March 31, 2018 and December 31, 2017, respectively. See Note 4 for further discussion regarding the Company’s interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of March 31, 2018 due to their short-term nature (Level 1). The fair value of the Company’s mortgage and other notes receivable as of March 31, 2018 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of March 31, 2018, the fair value of the Company’s $41.8 million mortgage notes receivable was estimated to be approximately $41.5 million.

At March 31, 2018, the Company’s indebtedness was comprised of borrowings under the credit facility that bear interest at LIBOR plus a margin (Level 2). The fair value of borrowings under the credit facility is considered to be equivalent to their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

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

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this report and identified in other documents we file with the Securities and Exchange Commission from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview and Background

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of March 31, 2018, we had investments of $517.5 million, net in 32 real estate properties that contain a total of 2,632 licensed beds. Our properties as of March 31, 2018 were located in Texas, California, Nevada, South Carolina, Indiana and Connecticut and included 20 skilled nursing facilities, four behavioral health facilities, three acute care hospitals, two long-term acute care hospitals, one assisted living facility, one inpatient rehabilitation facility and one medical office building. In addition, we have six mortgage notes receivable totaling $41.8 million. As of March 31, 2018, our triple-net leased portfolio, which excludes the one medical office building, was 100% leased and had lease expirations ranging from March 2029 to November 2032.

Recent Developments

2018 Investments

During the three months ended March 31, 2018, we made the following investments:

On March 29, 2018, we originated a $5.0 million mortgage note receivable with a subsidiary real estate entity of GruenePointe Holdings, LLC, which is secured by a second lien on a skilled nursing and assisted living facility (“Adora Midtown”) and a first lien on an additional parcel of land in Dallas, Texas.  The loan has a two-year term and an annual interest rate of 10% that is payable on the maturity date of March 29, 2020. We have an existing purchase option on Adora Midtown for a gross purchase price not to exceed approximately $28.0 million, plus an earnout that we may pay based on the facility’s earnings before interest, taxes, depreciation, amortization and rent expense (“EBITDAR”) during the three years following the closing date of the acquisition.

On February 16, 2018, we funded an additional $3.0 million under an existing mortgage note receivable with Medistar Corporation, which is secured by land and an existing building in Webster, Texas (the “Medistar Gemini Mortgage Loan”) that increased the total balance of the loan to $9.7 million.  Effective with this additional funding, the interest rate under the loan increased from an annual interest rate of 10.0% to an annual interest rate of 12% and is payable upon the maturity date of the loan on December 31, 2018.

On January 31, 2018, we originated a $5.4 million mortgage note receivable to Louisville Rehab LP to partially fund the construction of a 42-bed, 57,275 square foot inpatient rehabilitation facility in Clarksville, Indiana. The note is secured by a second lien on the facility. The three-year loan has an annual interest rate of 9.5%, which has a claw-back feature that would equate to a 15.0% rate from inception of the loan should we elect not to exercise its purchase option. We have the exclusive option to purchase the new facility upon completion for approximately $26.0 million that would be leased pursuant to a 20-year triple net master lease guaranteed by Cobalt Medical Partners and Cobalt Rehabilitation Hospitals at an initial annual rate of 9.0%.

On January 8, 2018, we closed on a construction mortgage receivable with a maximum principal amount of up to $19.0 million to Haven Behavioral Healthcare for the purchase and conversion of an existing long-term acute care hospital to a 72-bed inpatient psychiatric hospital in Meridian, Idaho. The loan has a three-year term and an annual interest rate of 10.0%. Interest accrues monthly and is added to the outstanding balance of the mortgage note receivable. Upon completion of the planned renovation, we have the exclusive right to purchase the property, for a purchase price equal to the outstanding loan balance, in a sale-leaseback transaction with a 15-year triple-net master lease with an initial yield of 9.3%. The balance outstanding under this loan was approximately $7.9 million on May 10, 2018.

Mountain’s Edge Hospital Expansion Funding

Pursuant to the Fundamental Healthcare master lease, in April 2017 we agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. We will provide advances as construction occurs, which is expected to be completed by December 31, 2018. The base rent under the master lease will be increased by an amount equal to 9.4% of the amount advanced, as advances are made. As of May 10, 2018, approximately $1.1 million has been funded pursuant to this commitment.

Portfolio Summary

At March 31, 2018, our portfolio was comprised of 32 healthcare facilities and six healthcare-related debt investments as presented in the tables below (dollars in thousands). We own 100% of all of our properties and investments, other than Baylor Scott & White Medical Center - Lakeway (“Lakeway Hospital”), in which we own a 51% interest through a consolidated partnership (the “Lakeway Partnership”).

Healthcare Facilities

Property	Property Type (1)	Gross Investment	Lease Expiration(s)
Texas SNF Portfolio (10 properties)	SNF	$145,142	July 2030
Life Generations Portfolio (6 properties)	SNF- 5; ALF- 1	96,696	March 2030
Lakeway Hospital (2)	ACH	75,056	August 2031
Kentfield Rehabilitation & Specialty Hospital	LTACH	58,030	December 2031
Mountain's Edge Hospital	ACH	30,070	March 2032
AAC Portfolio (4 properties)	BH	25,047	August 2032
Horizon Specialty Hospital of Henderson	LTACH	20,010	March 2032
Physical Rehabilitation and Wellness Center of Spartanburg	SNF	20,000	March 2029
Vibra Rehabilitation Hospital of Amarillo	IRF	19,399	September 2030
Advanced Diagnostics Hospital East	ACH	17,549	November 2032
Mira Vista Court	SNF	16,000	March 2029
North Brownsville Medical Plaza (3)	MOB	15,634	July 2018- December 2020
Magnolia Portfolio (2 properties)	SNF	15,039	July 2032
Woodlake at Tolland Nursing and Rehabilitation Center	SNF	10,133	June 2029
Total		$563,805
(1)

LTACH- Long-Term Acute Care Hospital; SNF- Skilled Nursing Facility; MOB- Medical Office Building; ALF- Assisted Living Facility; ACH- Acute Care Hospital; IRF- Inpatient Rehabilitation Facility; BH- Behavioral Health Facility.

(2)	We own the facility through the Lakeway Partnership, a consolidated partnership which, based on total equity contributions of $2.0 million, is owned 51% by us.
(3)	We are the lessee under a ground lease that expires in 2081, with two ten-year extension options, and provides for annual base rent of approximately $0.2 million in 2018.

Debt Investments

Loan	Borrower(s)	Principal Amount Outstanding	Maturity Date	Interest Rate	Collateral	Guarantors
Vibra Mortgage Loan	Vibra Healthcare, LLC and Vibra Healthcare II, LLC	$10,000	July 31, 2034 (1)	9.0%	Vibra Hospital of Western Massachusetts	Vibra Healthcare Real Estate Company II, LLC and Vibra Hospital of Western Massachusetts, LLC
Medistar Gemini Mortgage Loan	Medistar Gemini, LLC	9,700	December 31, 2018(2)	12.0%	Land and building in Webster, Texas	Medistar Investments, Inc. and Manfred Co., L.C.
Haven Construction Mortgage Loan	HBS of Meridian, LLC	7,853	July 8, 2021 (3)	10.0%	Inpatient psychiatric hospital under construction in Meridian, ID	CPIV Haven Holdings, LLC
Cobalt Mortgage Loan	Louisville Rehab LP	5,414	January 17, 2021	9.5% (4)	Second lien on an inpatient rehabilitation facility under construction in Clarksville, IN	Executive personal guarantee
Adora Midtown Mortgage Loan	Adora 9 Realty, LLC	5,000	March 29, 2020	10.0%	Second lien on Adora Midtown and first lien on an additional parcel of land in Dallas, Texas	Adora Creekside Realty, LLC, Personal guarantee of two executives
Sequel Construction Mortgage Loan	Sequel Schools, LLC	3,804	December 31, 2018(5)	8.3%	Land and building under construction in Andersonville, TN	Sequel Youth and Family Services, LLC
		$41,771
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

(2)

This loan was originated on August 1, 2017 with an additional funding on February 16, 2018. Effective with this additional funding, the interest rate under the loan increased from 10.0% per annum to 12.0% per annum. Mortgage interest accrues monthly but is not due until the maturity date of December 31, 2018.

(3)	This construction loan of up to $19.0 million was originated on January 5, 2018. Mortgage interest accrues monthly but is not due until the maturity date of July 8, 2021.
(4)

This loan has an annual interest rate of 9.5%, which has a claw-back feature that would equate to a 15.0% annual interest rate from inception of the loan should we elect not to exercise our purchase option.

(5)

This construction mortgage loan of up to $6.0 million was originated on October 10, 2017 for the construction and development of a replacement psychiatric residential treatment facility for children and youth with neurodevelopmental disorders. Mortgage interest accrues monthly but is not due until the maturity date of December 31, 2018.

Summary of Investments by Type

The following table summarizes our investments in healthcare facilities and mortgage notes receivable by type as of and for the three months ended March 31, 2018 (dollars in thousands). Revenue includes rental income and interest on mortgage notes receivable.

	Properties/ Debt Investments	Gross Investment	% of Gross Investment	Revenue
Skilled nursing facilities (1)	21	$303,010	50.0%	$7,282
Acute care hospitals	3	122,675	20.3%	5,398
Long-term acute care hospitals	2	78,040	12.9%	1,798
Behavioral health facilities	4	25,047	4.1%	610
Inpatient rehabilitation facility	1	19,399	3.2%	399
Medical office building	1	15,634	2.6%	442
Mortgage notes receivable	6	41,771	6.9%	787
	38	$605,576	100.0%	$16,716
(1)	Includes one assisted living facility connected to a skilled nursing facility.

Geographic Concentration

The following table contains information regarding the geographic concentration of the healthcare facilities in our portfolio as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 (dollars in thousands).

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Three months ended March 31, 2018	Three months ended March 31, 2017
Texas	17	$300,259	53.3%	59.1%	63.1%
California	7	154,726	27.4%	21.6%	25.1%
Nevada	4	63,648	11.3%	12.1%	8.3%
South Carolina	1	20,000	3.5%	3.2%	3.5%
Indiana	2	15,039	2.7%	2.4%	-
Connecticut	1	10,133	1.8%	1.6%	-
	32	$563,805	100.0%	100.0%	100.0%

Tenant Concentration

The following table contains information regarding the largest tenants, guarantors and borrowers in our portfolio as a percentage of total revenues for the three months ended March 31, 2018 and 2017 and as a percentage of total real estate assets (gross real estate properties and mortgage notes receivable) as of March 31, 2018 and December 31, 2017.

	% of Total Revenue for the three months ended March 31,		% of Total Real Estate Assets
	2018	2017	March 31, 2018	December 31, 2017
BSW Health	21.9%	25.8%	12.4%	12.9%
Texas Ten Tenant	21.4%	24.9%	24.0%	24.9%
Fundamental Healthcare	15.3%	14.2%	14.2%	14.8%
Life Generations Healthcare	12.9%	15.1%	16.0%	16.6%
Vibra Healthcare	11.4%	13.6%	14.4%	15.0%

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, stock-based compensation, and our accounting policy on consolidation, which are included in our 2017 Annual Report on Form 10-K, which was filed with the SEC on February 21, 2018. During the three months ended March 31, 2018, there were no material changes to these policies.

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

Certain business factors, in addition to those described above that directly affect our tenants and borrowers, will likely materially influence our future results of operations:

•

the financial and operational performance of our tenants and borrowers, particularly those that account for a significant portion of the income generated by our portfolio, such as the Texas Ten Tenant (as defined below), BSW Health, Life Generations Healthcare, Fundamental Healthcare and Vibra Healthcare;

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

Texas Ten Portfolio Update

For the reporting period ended December 31, 2017, the results of our tenant (the “Texas Ten Tenant”) for our ten skilled nursing facilities in Texas were consistent with our expectations that coverage results would continue to decline throughout 2017, after which no further substantial decreases are expected. The Texas Ten Tenant reported that the rent and fixed charge coverage ratios were 0.73x and 0.66x, respectively, for the reporting period ended December 31, 2017. Rent coverage on an EBITDARM basis (which adds back to EBITDAR the management fees that are contractually subordinated to rent payments) for the same reporting period was 1.00x. While the Texas Ten Tenant has made all payments of monthly base rent, as previously disclosed, the Texas Ten Tenant reported to us that, starting in the second quarter of 2017, it was not in compliance with two financial covenants included in its master lease with us – a minimum rent coverage ratio (aggregate EBITDAR to aggregate base rent of the Texas Ten Tenant) of 1.2x and a minimum fixed charge coverage ratio (aggregate EBITDAR to aggregate fixed charges of the Texas Ten Tenant) of 1.1x, each of which is calculated on a trailing 12-month basis and reported one quarter in arrears and as such terms are defined in the master lease.

We continue to monitor closely the Texas Ten Tenant’s operations and activities. Management of the Texas Ten Tenant has advised us that they continue to focus on increasing occupancy and quality measures (e.g., improved CMS star ratings, reduced survey deficiencies, and lower avoidable re-hospitalizations) and greater expense control through consolidation of various administrative functions and less reliance on contract labor. We believe these operational and financial points of focus will ultimately allow the Texas Ten Tenant to regain compliance with our lease coverage covenants although we expect the Texas Ten Tenant to remain out of compliance with these covenants through the remainder of 2018.  As of May 10, 2018, the Texas Ten Tenant is in compliance with all other covenants and provisions of the master lease.

In April 2018, in connection with a restructuring that better aligns the ownership interests of the Texas Ten Tenant and OnPointe Health, the manager of our Texas skilled nursing facilities, GruenePointe Holdings, LLC (“GruenePointe”) transferred all of the interests in the Texas Ten Tenant and one additional skilled nursing facility to a newly formed entity, TX 11 Holding, LLC (the “Texas Ten Guarantor”), which is wholly owned by two of GruenePointe’s partners who own a majority interest in OnPointe Health. In connection with the transfer, the Texas Ten Guarantor fully assumed GruenePointe’s guaranty of the master lease. This transaction did not impact the management team or operations of the Texas Ten Tenant or the terms of the master lease.

The master lease is unconditionally guaranteed by the Texas Ten Guarantor, and is guaranteed by an affiliate of OnPointe Health in an amount up to one year of its management fee received from our Texas skilled nursing facilities. In addition, the master lease is personally guaranteed by the owners of the Texas Ten Tenant in an amount up to $6.0 million and is further secured by (i) a first priority pledge of and security interest in the equity interests in the Texas Ten Tenant and (ii) an assignment and pledge of substantially all of the assets of the Texas Ten Tenant. The master lease also requires the Texas Ten Tenant to maintain security deposits in an amount equal to two months of rent.

As noted above, the Texas Ten Tenant has continued to make rental payments under the master lease and is taking actions to remedy what are considered to be the underlying causes identified by its management.  However, if the operating results of the Texas Ten Tenant do not improve on the schedule or to the extent we anticipate, the Texas Ten Tenant or the Texas Ten Guarantor may default on the lease payments or other obligations to us, which could materially and adversely affect our business, financial condition and results of operations.

Results of Operations

Three Months Ended March 31, 2018 Compared to March 31, 2017 (dollars in thousands)

	For the three months ended		Change
	March 31, 2018	March 31, 2017	$	%
Revenues
Rental income	$15,929	$13,839	$2,090	15%
Interest on mortgage notes receivable	787	433	354	82%
Interest on notes receivable	-	10	(10)	(100%)
Total revenues	16,716	14,282	2,434	17%
Expenses
Depreciation and amortization	4,194	3,618	576	16%
Property related	322	352	(30)	(9%)
Acquisition related	108	66	42	64%
Franchise, excise and other taxes	71	86	(15)	(17%)
General and administrative	3,316	3,171	145	5%
Total operating expenses	8,011	7,293	718	10%
Operating income	8,705	6,989	1,716	25%

Other income (expense)
Interest and other income	7	1	6	600%
Interest expense	(2,558)	(1,515)	(1,043)	69%
	(2,551)	(1,514)	(1,037)	68%

Net income	$6,154	$5,475	$679	12%
Less: Net income attributable to noncontrolling interest	(985)	(944)	(41)	4%
Net income attributable to common stockholders	$5,169	$4,531	$638	14%

Total revenues for the three months ended March 31, 2018 increased approximately $2.4 million, or 17%, over the prior-year period as a result of an approximately $2.1 million increase in rental income and an approximately $0.4 million increase in interest on mortgage notes receivable. Rental income increased as a result of approximately $1.7 million in base rent from eight new properties acquired subsequent to March 31, 2017 and approximately $0.4 million in rent increases under existing leases. Interest on mortgage notes receivable increased approximately $0.6 million as a result of the origination of five mortgage notes receivable subsequent to March 31, 2017, partially offset by a decrease of $0.2 million related to the conversion of a $12.5 million mortgage loan to fee simple ownership in November 2017.

Total operating expenses for the three months ended March 31, 2018 increased approximately $0.7 million, or 10%, over the prior-year period, primarily from: (i) an increase in depreciation expense of approximately $0.6 million related to the eight properties acquired subsequent to March 31, 2017; and (ii) an increase in general and administrative expenses of approximately $0.1 million, mainly attributable to compensation and benefits, including stock-based compensation.

Interest expense for the three months ended March 31, 2018 increased approximately $1.0 million, or 69%, over the prior-year period. This increase was comprised of the following:

•

An increase of approximately $1.1 million in interest and unused credit facility fees as a result of (i) a higher weighted-average outstanding balance under the credit facility of approximately $72.3 million for the three months ended March 31, 2018 compared to the prior-year period and (ii) a higher weighted-average interest rate under the credit facility, including the effect of the interest rate swap agreements, of 3.7% for the three months ended March 31, 2018, compared to 2.6% for the prior-year period; and

•

A decrease of approximately $0.1 million in amortization of deferred financing costs, primarily associated with the amendment and restatement of the credit agreement in February 2017, which extended the maturity date of amounts due under the revolving credit facility to February 2021 and added the term loan with a maturity date in February 2022.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our primary sources of cash include operating cash flows, borrowings, including borrowings under our revolving credit facility and secured term loan, and net proceeds from equity issuances. Our primary uses of cash include funding acquisitions and investments consistent with our investment strategy, repaying principal and interest on outstanding borrowings, making distributions to our stockholders, funding our operations and paying accrued expenses. At March 31, 2018, we had $5.9 million of cash and cash equivalents.

Our long-term liquidity needs consist primarily of funds necessary to pay for the costs of acquiring additional healthcare properties and making additional loans and other investments, including funding potential future developments and redevelopments, and principal and interest payments on our debt. As of March 31, 2018, we had approximately $12.4 million of estimated contractual obligations during the remainder of the year ending December 31, 2018, excluding interest on our borrowings under our credit facility. We expect to fund these obligations, as well as any amounts drawn by the borrower under the Haven construction mortgage loan, with a combination of cash flows from operations and borrowings under our credit facility. In addition, although the terms of our net leases generally obligate our tenants to pay capital expenditures necessary to maintain and improve our net-leased properties, we from time to time may fund the capital expenditures for our net-leased properties through loans to the tenants or advances, some of which may increase the amount of rent payable with respect to the properties. We may also fund the capital expenditures for any multi-tenanted properties, which currently include our one medical office building. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including limited partnership units in our operating partnership) or debt offerings, net cash provided by operations, borrowings under our revolving credit facility, long-term mortgage indebtedness and other secured and unsecured borrowings.

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

Credit Agreement

Our second amended and restated credit agreement (the “credit agreement”) provides for a $300 million secured revolving credit facility that matures in February 2021 and a $125 million secured term loan that matures in February 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee.

At March 31, 2018 and 2017, the weighted-average interest rate under our credit facility was 3.8% and 2.6%, respectively. The weighted-average balance outstanding under our credit facility was approximately $225.3 million and $153.0 million for the three months ended March 31, 2018 and 2017, respectively.

Amounts outstanding under our credit facility bear interest at LIBOR plus a margin between 1.75% and 3.00% or a base rate plus a margin between 0.75% and 2.00%, in each case depending on our leverage. In addition, the revolving credit facility includes an unused facility fee equal to 0.25% of the amount of the unused portion of the revolving credit facility if amounts borrowed are equal to or greater than 50% of the total commitments or 0.35% if amounts borrowed are less than 50% of such commitments.

The credit agreement also includes an accordion feature that allows the total borrowing capacity, including the term loan component, to be increased to up to $700 million, subject to certain conditions, including obtaining additional commitments from lenders.  The amount available to borrow under the credit facility is limited according to a borrowing base valuation of assets owned by subsidiaries of our operating partnership. The credit facility is secured by a pledge of our operating partnership’s equity interests in its subsidiaries that own borrowing base assets, which is substantially all of our assets. The credit agreement includes the ability to convert to an unsecured credit facility when certain conditions are met, including our having a minimum gross asset value of $1.0 billion, a minimum borrowing base of $500 million, less than 50% leverage and continued compliance with the covenants under the credit agreement.

At May 10, 2018, we had $239.7 million outstanding under our credit facility, which was comprised of $114.7 million under the revolving credit facility and $125 million under the term loan, and we had $37.0 million in additional available borrowing capacity under the revolving credit facility, based on our current borrowing base assets.  The interest rate on all borrowings under the credit facility was 3.87% as of May 10, 2018.

Our ability to borrow under the credit facility is subject to ongoing compliance with various customary restrictive covenants, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the credit agreement requires us to satisfy certain financial covenants.

The credit agreement also contains customary events of default, in certain cases subject to customary periods to cure, including among others, nonpayment of principal or interest, material breach of representations and warranties and failure to comply with covenants. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the credit facility to be immediately due and payable. We were in compliance with all covenants at March 31, 2018.

Our operating partnership is the borrower under the credit facility, and we and certain of our subsidiaries serve as guarantors under the credit facility.

Sources and Uses of Cash

The sources and uses of cash reflected in our consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are summarized below (dollars in thousands):

	For the three months ended March 31,
	2018	2017	Change
Cash, cash equivalents and restricted cash at beginning of period	$12,640	$9,771	$2,869
Net cash provided by operating activities	7,839	8,726	(887)
Net cash used in investing activities	(23,157)	(12,736)	(10,421)
Net cash provided by financing activities	8,595	2,045	6,550
Cash, cash equivalents and restricted cash at end of period	$5,917	$7,806	$(1,889)

Operating Activities- Cash flows from operating activities decreased by $0.9 million during the three months ended March 31, 2018 compared to the same period in 2017. Operating cash flows were primarily impacted by (i) a net decrease in cash of $1.2 million related to other operating assets and liabilities, (ii) a $0.2 million net decrease in deferred revenues based on the timing of rents collected, partially offset by (iii) an increase in cash of $0.6 million primarily from acquisitions completed subsequent to March 31, 2017.

Investing Activities- Cash used in investing activities during the three months ended March 31, 2018 increased by $10.4 million compared to the same period in 2017. This increase was primarily related to the origination and funding of mortgage notes receivable totaling $22.7 million during the three months ended March 31, 2018, compared to one $12.5 million mortgage note receivable that was originated during the three months ended March 31, 2017.

Financing Activities- Cash provided by financing activities for the three months ended March 31, 2018 increased by $6.6 million compared to the same period in 2017. The change resulted primarily from additional borrowings under the credit facility during the three months ended March 31, 2018 of $4.0 million, net to fund new real estate investments and lower deferred loan costs paid of $2.6 million.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements.

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

The table below reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and AFFO attributable to common stockholders for the three months ended March 31, 2018 and 2017 and is presented using the weighted-average common shares as determined in our computation of earnings per share. The effects of restricted shares of common stock were included in the dilutive weighted-average common shares outstanding for the calculation of FFO and AFFO per common share for the three months ended March 31, 2017 as their effects were dilutive. These shares were excluded from the calculation of diluted net income attributable to common stockholders per share for the three months ended March 31, 2017 because their effects were not dilutive.

FFO attributable to common stockholders and AFFO attributable to common stockholders for the three months ended March 31, 2018 as compared to the same period in the prior year benefited from the new investment activities, net of the effects of additional interest expense resulting from the incremental borrowings under the credit facility to fund the investment activities and a higher weighted-average interest rate on borrowings.

The amounts presented below are in thousands, except per share amounts.

	For the three months ended March 31,
	2018	2017
Net income attributable to common stockholders	$5,169	$4,531
Real estate depreciation and amortization, net of noncontrolling interest	4,112	3,536
FFO attributable to common stockholders	9,281	8,067
Stock-based compensation expense	1,056	956
Deferred financing costs amortization	258	322
Non-real estate depreciation and amortization	133	152
Straight-line rent expense	38	40
Straight-line rent revenue, net of noncontrolling interest	(1,429)	(969)
AFFO attributable to common stockholders	$9,337	$8,568

Weighted-average shares outstanding- earnings per share
Basic	31,550	31,415
Diluted	31,610	31,415

Net income attributable to common stockholders per share
Basic and diluted	$0.16	$0.14

Weighted-average common shares outstanding- FFO and AFFO
Basic	31,550	31,415
Diluted	31,610	31,566

FFO per common share
Basic and diluted	$0.29	$0.26

AFFO per common share
Basic and diluted	$0.30	$0.27

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary market risk to which we are exposed is interest rate risk. As of March 31, 2018, we had $107.7 million outstanding under our revolving credit facility and $125.0 million outstanding under our term loan, all of which bear interest at a variable rate, and no other outstanding debt. We entered into interest rate swaps on the term loan that effectively converted it into fixed-rate debt. At March 31, 2018, LIBOR on our outstanding borrowings was 1.69%. Assuming no increase in the amount of our variable-rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.1 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced by 100 basis points, our cash flow would increase by approximately $1.1 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

During the three months ended March 31, 2018, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2014 Equity Incentive Plan (the “Plan”). The following table summarizes all of these repurchases during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2018	1,297	$11.13	N/A	N/A
February 1 through February 28, 2018	-	-	N/A	N/A
March 1 through March 31, 2018	-	-	N/A	N/A
Total	1,297
(1)

The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the Plan. With respect to these shares, the price paid per share is based on the fair value at the time of surrender.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1†	Indemnification Agreement by and between MedEquities Realty Trust, Inc. and each of its directors and officers listed on Schedule A thereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MedEquities Realty Trust, Inc.

Date: May 10, 2018	By:	/s/ John W. McRoberts
John W. McRoberts
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Jeffery C. Walraven
Jeffery C. Walraven
Chief Financial Officer (Principal Financial Officer)