Form 10-Q
period 2018-06-30
MedEquities Realty Trust, Inc.
filed 2018-08-08
CIK 1616314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, the registrant had 31,862,628 shares of common stock outstanding.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Real estate properties
Land	$45,281	$43,180
Building and improvements	527,651	505,623
Intangible lease assets	11,387	11,387
Furniture, fixtures and equipment	3,538	3,538
Less accumulated depreciation and amortization	(50,567)	(41,984)
Total real estate properties, net	537,290	521,744

Mortgage notes receivable, net	42,773	18,557
Note receivable	7,000	-
Cash and cash equivalents	4,172	12,640
Other assets, net	37,107	28,662
Total Assets	$628,342	$581,603

Liabilities and Equity
Liabilities
Debt, net	$264,406	$215,523
Accounts payable and accrued liabilities	5,825	6,605
Deferred revenue	1,751	2,722
Total liabilities	271,982	224,850

Commitments and contingencies
Equity
Common stock, $0.01 par value. Authorized 400,000 shares; 31,885 and 31,836 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	314	314
Additional paid in capital	377,685	375,690
Dividends declared	(81,340)	(67,691)
Retained earnings	52,597	44,196
Accumulated other comprehensive income	3,769	1,247
Total MedEquities Realty Trust, Inc. stockholders' equity	353,025	353,756
Noncontrolling interest	3,335	2,997
Total equity	356,360	356,753
Total Liabilities and Equity	$628,342	$581,603

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental income	$16,321	$14,287	$32,250	$28,126
Interest on mortgage notes receivable	1,074	529	1,861	962
Interest on notes receivable	165	9	165	19
Total revenues	17,560	14,825	34,276	29,107
Expenses
Depreciation and amortization	4,183	3,627	8,377	7,245
Property related	1,097	477	1,419	829
Real estate acquisition related	184	263	292	329
Franchise, excise and other taxes	71	(60)	142	26
General and administrative	5,056	2,979	8,372	6,150
Total operating expenses	10,591	7,286	18,602	14,579
Operating income	6,969	7,539	15,674	14,528

Other income (expense)
Interest and other income	3	1	10	2
Interest expense	(2,786)	(1,808)	(5,344)	(3,323)
	(2,783)	(1,807)	(5,334)	(3,321)

Net income	$4,186	$5,732	$10,340	$11,207
Less: Net income attributable to noncontrolling interest	(954)	(936)	(1,939)	(1,880)
Net income attributable to common stockholders	$3,232	$4,796	$8,401	$9,327

Net income attributable to common stockholders per share
Basic and diluted	$0.10	$0.15	$0.26	$0.29

Weighted average shares outstanding
Basic	31,552	31,404	31,551	31,410
Diluted	31,626	31,487	31,617	31,451

Dividends declared per common share	$0.21	$0.21	$0.42	$0.42

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$4,186	$5,732	$10,340	$11,207
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedge	735	(493)	2,522	(123)
Total other comprehensive income (loss)	735	(493)	2,522	(123)
Comprehensive income	4,921	5,239	12,862	11,084
Less: comprehensive income attributable to noncontrolling interest	(954)	(936)	(1,939)	(1,880)
Comprehensive income attributable to MedEquities Realty Trust, Inc.	$3,967	$4,303	$10,923	$9,204

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Dividends	Accumulated Other Comprehensive	Non- controlling
	Shares	Par Value	Capital	Earnings	Declared	Income	Interest	Total Equity
Balance at December 31, 2017	31,836	$314	$375,690	$44,196	$(67,691)	$1,247	$2,997	$356,753
Grants of restricted stock	47	-	-	-	-	-	-	-
Vesting of restricted stock units	8	-	-	-	-	-	-	-
Shares surrendered for taxes upon vesting	(6)	-	(57)	-	-	-	-	(57)
Other comprehensive income	-	-	-	-	-	2,522	-	2,522
Distributions to noncontrolling interest	-	-	-	-	-	-	(1,601)	(1,601)
Stock-based compensation	-	-	2,052	-	-	-	-	2,052
Net income	-	-	-	8,401	-	-	1,939	10,340
Dividends to common stockholders	-	-	-	-	(13,649)	-	-	(13,649)
Balance at June 30, 2018	31,885	$314	$377,685	$52,597	$(81,340)	$3,769	$3,335	$356,360

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$10,340	$11,207
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,411	8,343
Stock-based compensation	2,052	1,890
Straight-line rent receivable	(3,192)	(2,697)
Straight-line rent liability	75	79
Construction mortgage interest income	(527)	-
Write-off of pre-acquisition costs	190	137
Changes in operating assets and liabilities
Other assets	(5,493)	1,446
Accounts payable and accrued liabilities	1,166	(913)
Deferred revenues	(954)	(169)
Net cash provided by operating activities	13,068	19,323
Investing activities
Acquisitions of real estate	(23,432)	(10,092)
Capital expenditures for real estate	(761)	(769)
Funding of mortgage notes and note receivable	(31,667)	(12,500)
Repayments of mortgage note and note receivable	1,000	125
Capitalized pre-acquisition costs, net	(311)	(263)
Capital expenditures for corporate property	-	(5)
Net cash used in investing activities	(55,171)	(23,504)
Financing activities
Net borrowings (repayments) on secured revolving credit facility	48,800	(104,500)
Dividends paid to common stockholders	(13,406)	(13,320)
Distributions to noncontrolling interest	(1,601)	(1,700)
Taxes remitted upon vesting of restricted stock	(75)	-
Deferred loan costs	(65)	(2,738)
Capitalized pre-offering costs	(18)	-
Proceeds from borrowings on term loan	-	125,000
Cancellation of restricted stock	-	(50)
Offering costs	-	(42)
Net cash provided by financing activities	33,635	2,650
Decrease in cash, cash equivalents, and restricted cash	(8,468)	(1,531)
Cash, cash equivalents and restricted cash at beginning of period	12,640	9,771
Cash, cash equivalents and restricted cash at end of period	$4,172	$8,240

Supplemental Cash Flow Information
Interest paid	$4,858	$2,465
Texas gross margins taxes paid, net of reimbursement	180	71
Accrued pre-acquisition costs	116	100
Accrued deferred loan costs	9	27

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

June 30, 2018

Note 1 - Organization and Nature of Business

MedEquities Realty Trust, Inc. (the “Company”), which was incorporated in the state of Maryland on April 23, 2014, is a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of June 30, 2018, the Company had investments of $587.1 million, net in 33 real estate properties and seven healthcare-related real estate debt investments. The Company owns 100% of all of its properties and investments, other than Baylor Scott & White Medical Center - Lakeway (“Lakeway Hospital”), in which the Company owns a 51% interest through a consolidated partnership (the “Lakeway Partnership”). All of the Company’s assets are held by, and its operations conducted through, its operating partnership, MedEquities Realty Operating Partnership, LP, which is a 100% owned subsidiary of the Company. The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC on February 21, 2018. During the six months ended June 30, 2018, there were no material changes to these policies except as noted below.

Recent Accounting Developments: On January 1, 2018, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows - Restricted Cash,” became effective for the Company. This guidance requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The consolidated statement of cash flows for the six months ended June 30, 2017 reflects an increase in the beginning of period cash, cash equivalents and restricted cash line item and a decrease in the change in other assets line item, each of approximately $0.3 million, as a result of the adoption of this new guidance.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted improvements to lessor accounting. The guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance will be effective beginning January 1, 2019. Early adoption is permitted. The Company expects to adopt this standard on January 1, 2019. The Company does not anticipate significant changes in the timing of income from its leases with tenants. However, the Company will be required to recognize right of use assets and related lease liabilities on its consolidated balances sheets in circumstances where the Company is the lessee. As of June 30, 2018, the Company was the lessee under two operating leases, one ground lease and a lease for its corporate office space, which are expected to result in approximately $0.5 million in rent expense for the year ended December 31, 2018. The Company does not anticipate that the adoption of this standard will have a material effect on its financial condition or results of operations. The Company is in the process of determining the amount of the right of use assets and related lease liabilities that will be recognized upon adoption.

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

Note 3 – Investment Activity

During the six months ended June 30, 2018, the Company originated four healthcare-related real estate debt investments, funded additional principal under an existing mortgage note receivable and made one real estate acquisition for a total additional investment of $52.4 million. Additional details regarding these investments are described in more detail below.

On January 5, 2018, the Company closed on a construction mortgage note receivable with a maximum principal amount of up to $19.0 million to Haven Behavioral Healthcare, Inc. to fund the purchase and conversion of an existing long-term acute care hospital to a 72-bed inpatient psychiatric hospital in Meridian, Idaho. The loan has a three-year term and an annual interest rate of 10.0%. Interest accrues monthly and is added to the outstanding balance of the mortgage note receivable. Upon completion of the planned renovation, the Company has the exclusive right to purchase the property, for a purchase price equal to the outstanding loan balance, in a sale-leaseback transaction with a 15-year triple-net master lease with an initial yield of 9.3%. The balance outstanding under this loan was approximately $8.6 million as of June 30, 2018.

On January 31, 2018, the Company originated a $5.4 million mortgage note receivable to Louisville Rehab LP to partially fund the construction of a 42-bed inpatient rehabilitation facility in Clarksville, Indiana. The note is secured by a second lien on the facility. The three-year loan has an annual interest rate of 9.5%, which has a claw-back feature that would equate to a 15.0% rate from inception of the loan should the Company elect not to exercise its purchase option. The Company has the exclusive option to purchase the new facility upon completion for approximately $26.0 million that would be leased pursuant to a 20-year triple-net master lease guaranteed by Cobalt Medical Partners and Cobalt Rehabilitation Hospitals at an initial lease rate of 9.0%.

On February 16, 2018, the Company funded an additional $3.0 million under an existing mortgage note receivable with Medistar Corporation, which is secured by land and an existing building in Webster, Texas that increased the total balance of the loan to $9.7 million.  Effective with this additional funding, the interest rate under the loan increased from an annual interest rate of 10.0% to an annual interest rate of 12.0% and is payable upon maturity of the loan on December 31, 2018.

On March 29, 2018, the Company originated a $5.0 million mortgage note receivable with a subsidiary real estate entity of GruenePointe Holdings, LLC, which is secured by a second lien on a skilled nursing and assisted living facility (“Adora Midtown”) and a first lien on an additional parcel of land in Dallas, Texas.  The loan has a two-year term and accrues interest at an annual rate of 10.0% that is payable on the maturity date of March 29, 2020. The Company has an existing purchase option on Adora Midtown for a gross purchase price not to exceed approximately $28.0 million, plus an earnout based on the facility’s earnings before interest, taxes, depreciation, amortization and rent expense during the three years following the closing date of the acquisition.

On April 6, 2018, the Company originated a $7.0 million pre-development note receivable with Medistar Stockton Rehab, LLC. The note accrues interest at an annual rate of 10.0% that is payable on the maturity date of December 31, 2018. The note is secured by a leasehold mortgage on the development of a future healthcare facility in Stockton, California.

On June 27, 2018, the Company acquired Southern Indiana Rehabilitation Hospital, a 60-bed inpatient rehabilitation facility located in New Albany, Indiana, a suburb of Louisville, Kentucky, for an aggregate purchase price of $23.4 million in cash. The property is 100% leased to an affiliate of Vibra Healthcare, LLC pursuant to a 15-year initial term triple-net lease with two five-year renewal options at an initial lease rate of 9.0% with annual escalators. This transaction was accounted for as an asset acquisition. The purchase price allocation for this acquisition is preliminary as the valuation is still in progress.

On June 27, 2018, the Company entered into a loan modification agreement for the $10.0 million mortgage note with Vibra Healthcare, LLC and Vibra Healthcare II, LLC (the “Vibra Mortgage Loan”) that converted the loan to a 10-year amortizing loan requiring monthly principal and interest payments with a balloon payment on the maturity date of June 30, 2023. As part of the modification, the borrowers repaid $1.0 million of principal. The interest rate on the loan remains unchanged at 9.0%.

Construction Mortgage Notes Activity

  As of June 30, 2018, the Company had two construction mortgage loans with funding commitments of up to $25.0 million, which are detailed in the table below (dollars in thousands):

Investment	Origination Date	Total Commitment	Outstanding Balance at June 30, 2018
Sequel Construction Mortgage Loan	October 2017	$6,000	$5,280
Haven Construction Mortgage Loan	January 2018	19,000	8,625
Total		$25,000	$13,905

Concentrations of Credit Risks

The following table contains information regarding tenant concentration in the Company’s portfolio, based on the percentage of revenue for the six months ended June 30, 2018 and 2017, related to tenants, or affiliated tenants, that exceed 10% of revenues:

	% of Total Revenue for the six months ended June 30,
	2018	2017
Texas Ten Tenant	23.2%	24.9%
Baylor Scott & White Health	21.4%	25.3%
Fundamental Healthcare	14.4%	15.2%
Life Generations Healthcare	12.6%	14.8%
Vibra Healthcare	11.4%	13.4%

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of June 30, 2018, which includes percentage of rental income for the six months ended June 30, 2018 and 2017 (dollars in thousands):

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Six months ended June 30, 2018	Six months ended June 30, 2017
Texas	17	$300,259	51.2%	59.8%	62.4%
California	7	154,726	26.3%	21.5%	24.7%
Nevada	4	64,350	10.9%	11.6%	9.4%
South Carolina	1	20,000	3.4%	3.1%	3.5%
Indiana	3	38,389	6.5%	2.5%	-
Connecticut	1	10,133	1.7%	1.5%	0.0%
	33	$587,857	100.0%	100.0%	100.0%

Note 4 – Debt

The table below details the Company’s debt balance at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Term loan- secured	$125,000	$125,000
Revolving credit facility- secured	140,000	91,200
Unamortized deferred financing costs	(594)	(677)
	$264,406	$215,523

The Company’s second amended and restated credit agreement (the “credit agreement”) provides for a $300 million revolving credit facility that matures in February 2021 and a $125 million term loan that matures in February 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee.

At June 30, 2018 and 2017, the weighted-average interest rate under the credit agreement was 4.0% and 3.4%, respectively.

Total costs related to the revolving credit facility at June 30, 2018 were $3.4 million, gross ($2.3 million, net). These costs are included in Other assets, net on the consolidated balance sheet at June 30, 2018 and will be amortized to interest expense through February 2021, the maturity date of the revolving credit facility. The total amount of deferred financing costs associated with the term loan at June 30, 2018 was $0.8 million, gross ($0.6 million, net). These costs are netted against the balance outstanding under the term loan on the Company’s consolidated balance sheet and will be amortized to interest expense through February 2022, the maturity date of the term loan.

The Company recognized amortization expense of deferred financing costs, included in interest expense on the consolidated statements of income, of $0.3 million and $0.5 million for the three and six months ended June 30, 2018, respectively. Amortization expense of deferred financing costs was $0.2 million and $0.6 million for the three and six months ended June 30, 2017, respectively.

The maximum available capacity under the credit facility was $288.5 million at June 30, 2018. At August 8, 2018, the Company had $271.0 million in borrowings outstanding, of which $146.0 million was outstanding under the revolving credit facility with a weighted-average interest rate of 4.08% and $125.0 million was outstanding on the term loan. As of August 8, 2018, the Company had approximately $29.2 million in additional borrowing capacity under the revolving credit facility, based on its current borrowing base assets.

Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, on February 10, 2017, the Company entered into four interest rate swap agreements, effective April 10, 2017, on the full $125 million term loan to fix the variable LIBOR interest rate at 1.84%, plus the LIBOR spread under the credit agreement, which was 2.00% at June 30, 2018 and August 8, 2018.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income. Those amounts reported in accumulated other comprehensive income related to these interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next 12 months, the Company estimates that an additional $0.7 million will be reclassified from other comprehensive income as a decrease to interest expense.

The fair value of the Company’s derivative financial instruments at June 30, 2018 and December 31, 2017 was an asset of $3.8 million and $1.2 million, respectively, and was included in Other assets, net on the consolidated balance sheets.

The table below details the location in the consolidated financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amount of gain (loss) recognized in other comprehensive income (loss)	$761	$(726)	$2,470	$(356)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	26	(233)	(52)	(233)
Total change in accumulated other comprehensive income (loss)	$735	$(493)	$2,522	$(123)

As of June 30, 2018, the Company did not have any derivatives in a net liability position including accrued interest but excluding any adjustments for nonperformance risk.

Covenants

The credit agreement contains customary financial and operating covenants, including covenants relating to the Company’s total leverage ratio, fixed charge coverage ratio, tangible net worth, maximum distribution/payout ratio and restrictions on recourse debt, secured debt and certain investments. The credit agreement also contains customary events of default, in certain cases subject to customary cure periods, including among others, nonpayment of principal or interest, material breach of representations and warranties, and failure to comply with covenants. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the credit agreement. The Company was in compliance with all financial covenants as of June 30, 2018.

Note 5 - Incentive Plan

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into units of limited partnership interest in the Company’s operating partnership. As of June 30, 2018, the Plan had 3,356,723 shares authorized for issuance with 1,934,394 shares available for future issuance, subject to certain adjustments set forth in the Plan.

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

The following tables summarize the stock-based award activity for the six months ended June 30, 2018 and 2017:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2017	313,819	$13.42	660,598	$9.52
Granted	46,788	11.14	937	11.13
Vested	(29,032)	13.71	(8,312)	9.35
Forfeited	-	-	(7,200)	9.00
Outstanding as of June 30, 2018	331,575	$13.07	646,023	$9.53

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2016	352,793	$14.57	575,775	$8.51
Granted	33,780	11.10	-	-
Vested	(11,110)	15.00	-	-
Cancelled	(5,368)	15.00	-	-
Outstanding as of June 30, 2017	370,095	$14.24	575,775	$8.51

Of the restricted shares and RSUs that vested during the six months ended June 30, 2018, 5,249 shares were surrendered by certain employees to satisfy their tax obligations. RSUs are included in the preceding tables as if the participants earn shares equal to 100% of the units granted. The RSUs shown as granted during the six months ended June 30, 2018 represent the additional 50% of RSUs from the 2016 grant that vested for one former employee.

Subsequent to June 30, 2018, 124,932 restricted shares of common stock granted to certain employees of the Company vested. Of the restricted shares that vested, 22,743 shares were surrendered by employees to satisfy their tax obligations. In addition, 187,398 RSUs previously granted to employees in 2015 did not vest and were forfeited because the criteria for vesting were not achieved.

The table below summarizes compensation expense related to share-based payments, included in general and administrative expenses, for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Restricted stock	$480	$526	$972	$1,074
Restricted stock units	516	408	1,080	816
Stock-based compensation	$996	$934	$2,052	$1,890

The remaining unrecognized cost from stock-based awards at June 30, 2018 was approximately $4.4 million and will be recognized over a weighted-average period of 1.9 years.

Note 6 - Commitments and Contingencies

Commitments

As detailed in Note 3 under the heading “—Construction Mortgage Notes Activity,” the Company had funding commitments of up to $25.0 million on two construction mortgage loans at June 30, 2018. As of August 8, 2018, the Company has funded approximately $15.2 million pursuant to these commitments.

In April 2017, the Company agreed to make available through December 2018 an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. The base rent associated with this property will be increased by an amount equal to the in-place lease rate, currently 9.4% of the amount advanced, as advances are made. As of August 8, 2018, approximately $2.5 million has been funded pursuant to this commitment.

Contingencies

From time to time, the Company or its properties may be subject to claims and suits in the ordinary course of business. The Company’s lessees and borrowers have indemnified, and are obligated to continue to indemnify, the Company against all liabilities arising from the operations of the properties and are further obligated to indemnify it against environmental or title problems affecting the real estate underlying such facilities. Other than as discussed below, the Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

In September 2016, the Company received a Civil Investigative Demand (“CID”) from the U.S. Department of Justice (“DOJ”), which indicates that it is conducting an investigation regarding alleged violations of the False Claims Act, Stark Law and Anti-Kickback Statute in connection with claims that may have been submitted to Medicare and other federal payors for services rendered to patients at Lakeway Hospital or by providers with financial relationships with Lakeway Hospital. The CID requested certain documents and information related to the Company’s acquisition and ownership of Lakeway Hospital. The Company has learned that the DOJ is investigating the Company’s conduct in connection with its investigation of financial relationships related to Lakeway Hospital, including allegations by the DOJ that the Company violated and is continuing to violate the Anti-Kickback Statute and the False Claims Act. The Company is cooperating fully with the DOJ in connection with the CID and has produced all of the information that has been requested to date.

The Company believes that the acquisition, ownership and leasing of Lakeway Hospital through the Lakeway Partnership was and is in compliance with all applicable laws.  However, due to the uncertainties surrounding this matter and its ultimate outcome, the Company is unable to determine any estimate or range of loss.

Note 7 - Equity

Common Stock Dividends

The following table reflects the common stock dividends paid during or related to 2018.

Quarter	Quarterly Dividend	Date of Declaration	Date of Record	Date Paid/Payable
4th Quarter 2017	$0.21	February 7, 2018	February 19, 2018	March 5, 2018
1st Quarter 2018	$0.21	May 8, 2018	May 22, 2018	June 5, 2018
2nd Quarter 2018	$0.21	August 1, 2018	August 15, 2018	August 29, 2018

Note 8 - Earnings per Share

The Company applies the two-class method for determining earnings per common share as its outstanding restricted shares of common stock with non-forfeitable dividend rights are considered participating securities. The following table sets forth the computation of earnings per common share for the three and six months ended June 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2018	2017	2018	2017
Net income	$4,186	$5,732	$10,340	$11,207
Less: Net income attributable to noncontrolling interest	(954)	(936)	(1,939)	(1,880)
Net income attributable to common stockholders	3,232	4,796	8,401	9,327
Less: Allocation to participating securities	(70)	(78)	(140)	(157)
Net income available to common stockholders	$3,162	$4,718	$8,261	$9,170

Denominator
Basic weighted-average common shares	31,552	31,404	31,551	31,410
Dilutive potential common shares	74	83	66	41
Diluted weighted-average common shares	31,626	31,487	31,617	31,451

Basic and diluted earnings per common share	$0.10	$0.15	$0.26	$0.29

Note 9 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate swaps assets, which are included in Other assets, net on the consolidated balance sheets, was $3.8 million and $1.2 million at June 30, 2018 and December 31, 2017, respectively. See Note 4 for further discussion regarding the Company’s interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of June 30, 2018 due to their short-term nature. The fair value of the Company’s mortgages and note receivable as of June 30, 2018 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of June 30, 2018, the fair value of the Company’s $50.0 million of mortgage notes and note receivable was estimated to be approximately $49.6 million.

At June 30, 2018, the Company’s indebtedness was comprised of borrowings under the credit facility that bear interest at LIBOR plus a margin (Level 2). The fair value of borrowings under the credit facility is considered to be equivalent to their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

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
•

adverse effects of healthcare regulation and enforcement on our tenants, operators, borrowers, guarantors and managers and us, including relating to the investigation of us by the U.S. Department of Justice (“DOJ”);

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

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A. Risk Factors in this report for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this report and identified in other documents we file with the Securities and Exchange Commission from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of June 30, 2018, we had investments of $537.3 million, net in 33 real estate properties that contain a total of 2,692 licensed beds. Our properties as of June 30, 2018 were located in Texas, California, Nevada, South Carolina, Indiana and Connecticut and included 20 skilled nursing facilities, four behavioral health facilities, three acute care hospitals, two long-term acute care hospitals, two inpatient rehabilitation facilities, one assisted living facility and one medical office building. In addition, as of June 30, 2018, we had seven healthcare-related real estate debt investments $50.0 million. As of June 30, 2018, our triple-net leased portfolio, which excludes the one medical office building, was 100% leased and had lease expirations ranging from March 2029 to June 2033.

Recent Developments

2018 Investments

During the six months ended June 30, 2018, we made the following investments:

On June 27, 2018, we acquired Southern Indiana Rehabilitation Hospital, a 60-bed inpatient rehabilitation facility located in New Albany, Indiana, a suburb of Louisville, Kentucky, for an aggregate purchase price of $23.4 million in cash. The property is 100% leased to an affiliate of Vibra Healthcare, LLC pursuant to a 15-year initial term triple-net lease with two five-year renewal options at an initial lease rate of 9.0% with annual escalators.

On June 27, 2018, we entered into a loan modification agreement for the $10.0 million mortgage note with Vibra Healthcare, LLC and Vibra Healthcare II, LLC (the “Vibra Mortgage Loan”) that converted the loan to a 10-year amortizing loan requiring monthly principal and interest payments with a balloon payment on the maturity date of June 30, 2023. As part of the modification, the borrowers repaid $1.0 million of principal. The interest rate on the loan remains unchanged at 9.0%.

On April 6, 2018, we originated a $7.0 million pre-development note receivable with Medistar Stockton Rehab, LLC. The note accrues interest at an annual rate of 10.0% that is payable on the maturity date of December 31, 2018. The note is secured by a leasehold mortgage on the development of a future healthcare facility in Stockton, California.

On March 29, 2018, we originated a $5.0 million mortgage note receivable with a subsidiary real estate entity of GruenePointe Holdings, LLC, which is secured by a second lien on a skilled nursing and assisted living facility (“Adora Midtown”) and a first lien on an additional parcel of land in Dallas, Texas.  The loan has a two-year term and an annual interest rate of 10.0% that is payable on the maturity date of March 29, 2020. We have an existing purchase option on Adora Midtown for a gross purchase price not to exceed approximately $28.0 million, plus an earnout that we may pay based on the facility’s earnings before interest, taxes, depreciation, amortization and rent expense (“EBITDAR”) during the three years following the closing date of the acquisition.

On February 16, 2018, we funded an additional $3.0 million under an existing mortgage note receivable with Medistar Corporation, which is secured by land and an existing building in Webster, Texas (the “Medistar Gemini Mortgage Loan”) that increased the total balance of the loan to $9.7 million.  Effective with this additional funding, the interest rate under the loan increased from an annual interest rate of 10.0% to an annual interest rate of 12.0% and is payable upon the maturity date of the loan on December 31, 2018.

On January 31, 2018, we originated a $5.4 million mortgage note receivable to Louisville Rehab LP to partially fund the construction of a 42-bed inpatient rehabilitation facility in Clarksville, Indiana. The note is secured by a second lien on the facility. The three-year loan has an annual interest rate of 9.5%, which has a claw-back feature that would equate to a 15.0% rate from inception of the loan should we elect not to exercise our purchase option. We have the exclusive option to purchase the new facility upon completion for approximately $26.0 million that would be leased pursuant to a 20-year triple net master lease guaranteed by Cobalt Medical Partners and Cobalt Rehabilitation Hospitals at an initial annual rate of 9.0%.

On January 5, 2018, we closed on a construction mortgage receivable with a maximum principal amount of up to $19.0 million to Haven Behavioral Healthcare for the purchase and conversion of an existing long-term acute care hospital to a 72-bed inpatient psychiatric hospital in Meridian, Idaho. The loan has a three-year term and an annual interest rate of 10.0%. Interest accrues monthly and is added to the outstanding balance of the mortgage note receivable. Upon completion of the planned renovation, we have the exclusive right to purchase the property, for a purchase price equal to the outstanding loan balance, in a sale-leaseback transaction with a 15-year triple-net master lease with an initial yield of 9.3%. The balance outstanding under this loan was approximately $9.3 million on August 8, 2018.

Mountain’s Edge Hospital Expansion Funding

Pursuant to the Fundamental Healthcare master lease, in April 2017 we agreed to make available through December 2018 an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. The base rent under the master lease will be increased by an amount equal to the in-place lease rate, currently 9.4%, of the amount advanced, as advances are made. As of August 8, 2018, approximately $2.5 million has been funded pursuant to this commitment.

Portfolio Summary

At June 30, 2018, our portfolio was comprised of 33 healthcare facilities and seven healthcare-related debt investments as presented in the tables below (dollars in thousands). We own 100% of all of our properties and investments, other than Baylor Scott & White Medical Center - Lakeway (“Lakeway Hospital”), in which we own a 51% interest through a consolidated partnership (the “Lakeway Partnership”).

Healthcare Facilities

Property	Property Type (1)	Gross Investment	Lease Expiration(s)
Texas SNF Portfolio (10 properties)	SNF	$145,142	July 2030
Life Generations Portfolio (6 properties)	SNF- 5; ALF- 1	96,696	March 2030
Lakeway Hospital (2)	ACH	75,056	August 2031
Kentfield Rehabilitation & Specialty Hospital	LTACH	58,030	December 2031
Mountain's Edge Hospital	ACH	30,772	March 2032
AAC Portfolio (4 properties)	BH	25,047	August 2032
Southern Indiana Rehabilitation Hospital	IRF	23,350	June 2033
Horizon Specialty Hospital of Henderson	LTACH	20,010	March 2032
Physical Rehabilitation and Wellness Center of Spartanburg	SNF	20,000	March 2029
Vibra Rehabilitation Hospital of Amarillo	IRF	19,399	September 2030
Advanced Diagnostics Hospital East	ACH	17,549	November 2032
Mira Vista Court	SNF	16,000	March 2029
North Brownsville Medical Plaza (3)	MOB	15,634	July 2018- December 2020
Magnolia Portfolio (2 properties)	SNF	15,039	July 2032
Woodlake at Tolland Nursing and Rehabilitation Center	SNF	10,133	June 2029
Total		$587,857
(1)

LTACH- Long-Term Acute Care Hospital; SNF- Skilled Nursing Facility; MOB- Medical Office Building; ALF- Assisted Living Facility; ACH- Acute Care Hospital; IRF- Inpatient Rehabilitation Facility; BH- Behavioral Health Facility.

(2)	We own the facility through the Lakeway Partnership, a consolidated partnership which, based on total equity contributions of $2.0 million, is owned 51% by us.
(3)	We are the lessee under a ground lease that expires in 2081, with two ten-year extension options, and provides for annual base rent of approximately $0.2 million in 2018.

Debt Investments

Loan	Borrower(s)	Principal Amount Outstanding	Maturity Date	Interest Rate	Collateral	Guarantors
Vibra Mortgage Loan	Vibra Healthcare, LLC and Vibra Healthcare II, LLC	$9,000	June 30, 2023 (1)	9.0%	Vibra Hospital of Western Massachusetts	Vibra Healthcare Real Estate Company II, LLC and Vibra Hospital of Western Massachusetts, LLC
Medistar Gemini Mortgage Loan	Medistar Gemini, LLC	9,700	December 31, 2018(2)	12.0%	Land and building in Webster, Texas	Medistar Investments, Inc. and Manfred Co., L.C.
Haven Construction Mortgage Loan	HBS of Meridian, LLC	8,625	July 8, 2021 (3)	10.0%	Inpatient psychiatric hospital under construction in Meridian, ID	CPIV Haven Holdings, LLC
Cobalt Mortgage Loan	Louisville Rehab LP	5,414	January 17, 2021	9.5% (4)	Second lien on an inpatient rehabilitation facility under construction in Clarksville, IN	Executive personal guarantee
Adora Midtown Mortgage Loan	Adora 9 Realty, LLC	5,000	March 29, 2020	10.0%	Second lien on Adora Midtown and first lien on an additional parcel of land in Dallas, Texas	Adora Creekside Realty, LLC, Personal guarantee of two executives
Sequel Construction Mortgage Loan	Sequel Schools, LLC	5,280	December 31, 2018	8.25%(5)	Land and building under construction in Andersonville, TN	Sequel Youth and Family Services, LLC
		$43,019
(1)

On June 27, 2018, this loan, which was originated on August 1, 2014, was modified to convert the loan to a 10-year amortizing loan with monthly principal and interest payments and a balloon payment on the maturity date of June 30, 2023.  Principal of $1.0 million was repaid at the date of modification and the interest rate of 9.0% was unchanged.

(2)

This loan was originated on August 1, 2017 with an additional funding on February 16, 2018, at which time the interest rate under the loan increased from 10.0% per annum to 12.0% per annum. Mortgage interest accrues monthly but is not due until the maturity date of December 31, 2018.

(3)	This construction loan of up to $19.0 million was originated on January 5, 2018. Interest accrues monthly and is added to the outstanding balance of the mortgage note receivable.
(4)

This loan has an annual interest rate of 9.5%, which has a claw-back feature that would equate to a 15.0% annual interest rate from inception of the loan should we elect not to exercise our purchase option on the property under development.

(5)

This construction mortgage loan of up to $6.0 million was originated on October 10, 2017 for the construction and development of a replacement psychiatric residential treatment facility for children and youth with neurodevelopmental disorders. Interest accrues monthly and is added to the outstanding balance of the mortgage note receivable.

We also have a $7.0 million pre-development note receivable with Medistar Stockton Rehab, LLC. The note accrues interest at an annual rate of 10.0% that is payable on the maturity date of December 31, 2018. The note is secured by a leasehold mortgage on the development of a future healthcare facility in Stockton, California.

Summary of Investments by Type

The following table summarizes our investments in healthcare facilities and healthcare-related real estate debt investments by type as of and for the six months ended June 30, 2018 (dollars in thousands).

	Properties/ Debt Investments	Gross Investment	% of Gross Investment	Total Revenue
Skilled nursing facilities (1)	21	$303,010	47.6%	$15,315
Acute care hospitals	3	123,377	19.3%	10,712
Long-term acute care hospitals	2	78,040	12.2%	3,618
Behavioral health facilities	4	25,047	3.9%	1,220
Inpatient rehabilitation facility	2	42,749	6.7%	825
Medical office building	1	15,634	2.5%	560
Mortgage and other notes receivable	7	50,019	7.8%	2,026
	40	$637,876	100.0%	$34,276
(1)	Includes one assisted living facility connected to a skilled nursing facility.

Geographic Concentration

The following table contains information regarding the geographic concentration of the healthcare facilities in our portfolio as of June 30, 2018 and for the six months ended June 30, 2018 and 2017 (dollars in thousands).

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Six months ended June 30, 2018	Six months ended June 30, 2017
Texas	17	$300,259	51.2%	59.8%	62.4%
California	7	154,726	26.3%	21.5%	24.7%
Nevada	4	64,350	10.9%	11.6%	9.4%
South Carolina	1	20,000	3.4%	3.1%	3.5%
Indiana	3	38,389	6.5%	2.5%	-
Connecticut	1	10,133	1.7%	1.5%	0.0%
	33	$587,857	100.0%	100.0%	100.0%

Tenant Concentration

The following table contains information regarding the largest tenants, guarantors and borrowers in our portfolio as a percentage of total revenues for the six months ended June 30, 2018 and 2017 and as a percentage of total real estate assets (gross real estate properties, mortgage notes receivable and note receivable) as of June 30, 2018 and December 31, 2017.

	% of Total Revenue for the six months ended June 30,		% of Total Real Estate Assets
	2018	2017	June 30, 2018	December 31, 2017
Texas Ten Tenant	23.2%	24.9%	22.8%	24.9%
Baylor Scott & White Health	21.4%	25.3%	11.8%	12.9%
Fundamental Healthcare	14.4%	15.2%	13.6%	14.8%
Life Generations Healthcare	12.6%	14.8%	15.2%	16.6%
Vibra Healthcare	11.4%	13.4%	17.2%	15.0%

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, stock-based compensation, and our accounting policy on consolidation, which are included in our 2017 Annual Report on Form 10-K, which was filed with the SEC on February 21, 2018. During the six months ended June 30, 2018, there were no material changes to these policies.

Factors Relating to Our Tenants and Borrowers That May Influence Future Results of Operations

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

Certain business factors, in addition to those described above that directly affect our tenants and borrowers, will likely materially influence our future results of operations:

•

the financial and operational performance of our tenants and borrowers, particularly those that account for a significant portion of the income generated by our portfolio, such as the Texas Ten Tenant (as defined below), Baylor Scott & White Health, Life Generations Healthcare, Fundamental Healthcare and Vibra Healthcare;

•	trends in the cost and availability of capital, including market interest rates, that our prospective tenants may use for financing their real estate assets through lease structures;
•

unforeseen changes in healthcare regulations that may limit the incentives for physicians to participate in the ownership of healthcare providers and healthcare real estate or as a result of the application and enforcement of healthcare laws and regulations;

•	reductions in reimbursements from Medicare, state healthcare programs and commercial insurance providers that may reduce our tenants’ profitability impacting our lease rates; and
•	competition from other financing sources.

Texas Ten Portfolio Update

For the reporting period ended March 31, 2018, the results of our tenant for our ten skilled nursing facilities in Texas (the “Texas Ten Tenant”) were consistent with our expectations that coverage results would begin to improve incrementally during the first quarter of 2018. The Texas Ten Tenant reported that the rent and fixed charge coverage ratios were 0.77x and 0.70x, respectively, for the trailing twelve-month reporting period ended March 31, 2018 as compared to 0.73x and 0.66x, respectively, for the prior trailing twelve-month reporting period ended December 31, 2017. Rent coverage on an EBITDARM basis (which adds back to EBITDAR the management fees that are contractually subordinated to rent payments) for the same reporting periods was 1.04x and 1.00x, respectively. Although coverage results improved for the trailing twelve-month period ended March 31, 2018, preliminary information from the Texas Ten Tenant for the second quarter of 2018 indicates that facility census, occupancy and rent coverage levels have weakened.  Additionally, the Texas Ten Tenant’s liquidity position has been adversely impacted by slower than anticipated collections of certain aged receivables.  As a result, the Texas Ten Tenant applied its full two-month base rent security deposit to satisfy the monthly rents due for May and June 2018. Monthly base rent for July 2018 is still outstanding. We also funded $0.8 million in property taxes due on the ten facilities, which is reflected in rental income and property related expenses. Accordingly, and with full cooperation of the Texas Ten Tenant, we have been seeking alternative tenants for the facilities and have entered into discussions with several parties that have expressed an interest in leasing some or all of the facilities.

The Texas Ten Tenant is continuing to take actions to remedy what are considered to be the underlying causes identified by its management.  However, if the operating results of the Texas Ten Tenant do not improve or if we are unable to lease the facilities to other operators on favorable terms in a timely manner, it could have a material adverse effect on our business, financial condition and results of operations.

Fundamental Healthcare Portfolio Update

We lease a portfolio of four properties – Mountain’s Edge Hospital, Horizon Specialty Hospital of Henderson, Physical Rehabilitation and Wellness Center of Spartanburg, and Mira Vista Court – to subsidiaries of Fundamental Healthcare (“Fundamental”) pursuant to a triple-net master lease, which is guaranteed by THI of Baltimore, Inc., a wholly owned subsidiary of Fundamental (the “Fundamental Guarantor”). The Fundamental Guarantor operates approximately 82 skilled nursing facilities, one long-term acute care hospital, two acute care hospitals and one inpatient psychiatric hospital. The master lease contains various minimum facility-level and guarantor-level coverage ratios, including rent coverage and fixed charge coverage ratios that are calculated on a trailing-twelve month basis and are reported to us quarterly in arrears.

The Mountain’s Edge facility is undergoing an expansion to add five operating rooms that has taken procedure rooms offline. Once construction is completed, Fundamental believes the facility will be able to provide a broader variety of surgical services that will result in higher patient volumes and reimbursements. The operating results of the Mira Vista skilled nursing facility have been adversely affected by turnover in the facility’s administrator position as well as by increased competition in its market. As a result, management of Fundamental has reported to us that the facility rent coverage ratios for the Mountain’s Edge and Mira Vista facilities are below the minimum ratio of 1.10x stipulated in the master lease for the trailing twelve-month period ended March 31, 2018. The other two facilities are in compliance with the minimum facility rent coverages, but the operating performance for Mountain’s Edge and Mira Vista resulted in a Fundamental portfolio rent coverage ratio of 0.86x for the trailing twelve-month period ended March 31, 2018, which is below the minimum ratio of 1.20x under the master lease. The Fundamental Guarantor is in compliance under its guaranty agreement, with a fixed charge coverage ratio at the minimum of 1.10x for the trailing twelve-month period ended March 31, 2018.

As of June 30, 2018, Fundamental owed us approximately $1.0 million in base rent, of which approximately $0.4 million has been subsequently collected. We intend to defer a portion of the monthly base rent due for Mountain’s Edge through the first quarter of 2019, the estimated completion date of the expansion project and commencement of surgical procedures, in order to align expected operational performance with contractual rent. After the first quarter of 2019, we expect that the deferred rent balance will be approximately $2.4 million, which Fundamental would be expected to pay in equal monthly installments over the remainder of 2019. Interest on the outstanding deferred rent amounts will accrue at 9.0% during the deferral and repayment periods.

Results of Operations

Three Months Ended June 30, 2018 Compared to June 30, 2017 (dollars in thousands)

	For the three months ended		Change
	June 30, 2018	June 30, 2017	$	%
Revenues
Rental income	$16,321	$14,287	$2,034	14%
Interest on mortgage notes receivable	1,074	529	545	103%
Interest on notes receivable	165	9	156	1,733%
Total revenues	17,560	14,825	2,735	18%
Expenses
Depreciation and amortization	4,183	3,627	556	15%
Property related	1,097	477	620	130%
Real estate acquisition related	184	263	(79)	(30%)
Franchise, excise and other taxes	71	(60)	131	(218%)
General and administrative	5,056	2,979	2,077	70%
Total operating expenses	10,591	7,286	3,305	45%
Operating income	6,969	7,539	(570)	(8%)

Other income (expense)
Interest and other income	3	1	2	200%
Interest expense	(2,786)	(1,808)	(978)	54%
	(2,783)	(1,807)	(976)	54%

Net income	$4,186	$5,732	$(1,546)	(27%)
Less: Net income attributable to noncontrolling interest	(954)	(936)	(18)	2%
Net income attributable to common stockholders	$3,232	$4,796	$(1,564)	(33%)

Total revenues for the three months ended June 30, 2018 increased approximately $2.7 million, or 18%, over the prior-year period as a result of an approximately $2.0 million increase in rental income and an approximately $0.7 million increase in interest on mortgage notes and notes receivable. Rental income increased as a result of approximately $1.8 million in base rent from nine new properties acquired on and subsequent to June 30, 2017 and a $0.5 million net increase in operating expense reimbursements, which are offset by an increase in property-related expenses. Interest on mortgage notes and notes receivable increased approximately $1.0 million as a result of the origination of five mortgage notes and one note receivable subsequent to June 30, 2017, partially offset by a decrease of $0.3 million related to the conversion of a $12.5 million mortgage loan to fee simple ownership in November 2017.

Total operating expenses for the three months ended June 30, 2018 increased approximately $3.3 million, or 45%, over the prior-year period, primarily from: (i) an increase in depreciation expense of approximately $0.6 million related to the nine properties acquired on and subsequent to June 30, 2017; (ii) an increase in property-related expenses of approximately $0.6 million, of which $0.5 million was offset by an increase in operating expense reimbursements included in rental income; and (iii) an increase in general and administrative expenses of approximately $2.1 million, of which approximately $2.0 million is attributable to an increase in transaction costs, comprised primarily of professional fees.

Interest expense for the three months ended June 30, 2018 increased approximately $1.0 million, or 54%, over the prior-year period. This increase was the result of (i) a higher weighted-average outstanding balance under the credit facility of approximately $84.1 million for the three months ended June 30, 2018 compared to the prior-year period; and (ii) a higher weighted-average interest rate under the credit facility, including the effect of the interest rate swap agreements, of 3.9% for the three months ended June 30, 2018, compared to 3.4% for the prior-year period.

Six Months Ended June 30, 2018 Compared to June 30, 2017 (dollars in thousands)

	For the six months ended		Change
	June 30, 2018	June 30, 2017	$	%
Revenues
Rental income	$32,250	$28,126	$4,124	15%
Interest on mortgage notes receivable	1,861	962	899	93%
Interest on notes receivable	165	19	146	768%
Total revenues	34,276	29,107	5,169	18%
Expenses
Depreciation and amortization	8,377	7,245	1,132	16%
Property related	1,419	829	590	71%
Real estate acquisition related	292	329	(37)	(11%)
Franchise, excise and other taxes	142	26	116	446%
General and administrative	8,372	6,150	2,222	36%
Total operating expenses	18,602	14,579	4,023	28%
Operating income	15,674	14,528	1,146	8%

Other income (expense)
Interest and other income	10	2	8	400%
Interest expense	(5,344)	(3,323)	(2,021)	61%
	(5,334)	(3,321)	(2,013)	61%

Net income	$10,340	$11,207	$(867)	(8%)
Less: Net income attributable to noncontrolling interest	(1,939)	(1,880)	(59)	3%
Net income attributable to common stockholders	$8,401	$9,327	$(926)	(10%)

Total revenues for the six months ended June 30, 2018 increased approximately $5.2 million, or 18%, over the prior-year period as a result of an approximately $4.1 million increase in rental income and an approximately $1.1 million increase in interest on mortgage notes and notes receivable. Rental income increased as a result of approximately $3.5 million in base rent from nine new properties acquired on and subsequent to June 30, 2017 and a $0.4 million net increase in operating expense reimbursements, which are offset by an increase in property-related expenses. Interest on mortgage notes and notes receivable increased approximately $1.6 million as a result of the origination of five mortgage notes and one note receivable subsequent to June 30, 2017, partially offset by a decrease of $0.5 million related to the conversion of a $12.5 million mortgage loan to fee simple ownership in November 2017.

Total operating expenses for the six months ended June 30, 2018 increased approximately $4.0 million, or 28%, over the prior-year period, primarily from: (i) an increase in depreciation expense of approximately $1.1 million related to the nine properties acquired on and subsequent to June 30, 2017; (ii) an increase in property-related expenses of approximately $0.6 million, of which $0.4 million was offset by an increase in operating expense reimbursements included in rental income; and (iii) an increase in general and administrative expenses of approximately $2.2 million, of which approximately $2.0 million was attributable to an increase in transaction costs comprised primarily of professional fees in the second quarter of 2018 and approximately $0.2 million was attributable to stock-based compensation.

Interest expense for the six months ended June 30, 2018 increased approximately $2.0 million, or 61%, over the prior-year period. This increase was the result of (i) a higher weighted-average outstanding balance under the credit facility of approximately $78.2 million for the six months ended June 30, 2018 compared to the prior-year period; and (ii) a higher weighted-average interest rate under the credit facility, including the effect of the interest rate swap agreements, of 3.8% for the six months ended June 30, 2018, compared to 3.0% for the prior-year period.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our primary sources of cash include operating cash flows, borrowings, including borrowings under our revolving credit facility and secured term loan, and net proceeds from equity issuances. Our primary uses of cash include funding acquisitions and investments consistent with our investment strategy, repaying principal and interest on outstanding borrowings, making distributions to our stockholders, funding our operations and paying accrued expenses. At June 30, 2018, we had $4.2 million of cash and cash equivalents.

Our long-term liquidity needs consist primarily of funds necessary to pay for the costs of acquiring additional healthcare properties and making additional loans and other investments, including funding potential future developments and redevelopments, and principal and interest payments on our debt. As of June 30, 2018, we had approximately $10.0 million of estimated contractual obligations during the remainder of the year ending December 31, 2018, excluding interest on our borrowings under our credit facility. We expect to fund these obligations, as well as any amounts drawn by the borrower under the Haven construction mortgage loan, with a combination of cash flows from operations and borrowings under our credit facility. In addition, although the terms of our net leases generally obligate our tenants to pay capital expenditures necessary to maintain and improve our net-leased properties, we from time to time may fund the capital expenditures or other property-related items for our net-leased properties through loans to the tenants or advances, some of which may increase the amount of rent payable with respect to the properties. We may also fund the capital expenditures for any multi-tenanted properties, which currently include our one medical office building. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including limited partnership units in our operating partnership) or debt offerings, net cash provided by operations, borrowings under our revolving credit facility, long-term mortgage indebtedness and other secured and unsecured borrowings. However, our ability to incur additional debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of the debt markets. Our ability to access the equity markets also will depend on a number of factors, including general market conditions for REITs and market perceptions about us.

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

At June 30, 2018 and 2017, the weighted-average interest rate under our credit facility was 4.0% and 3.4%, respectively. The weighted-average balance outstanding under our credit facility was approximately $233.1 million and $154.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

At August 8, 2018, we had $271.0 million outstanding under our credit facility, which was comprised of $146.0 million under the revolving credit facility and $125 million under the term loan, and we had $29.2 million in additional available borrowing capacity under the revolving credit facility, based on our current borrowing base assets.  The interest rate on all borrowings under the credit facility was 4.08% as of August 8, 2018.

Our ability to borrow under the credit facility is subject to ongoing compliance with various customary restrictive covenants, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In addition, the credit agreement requires us to satisfy certain financial covenants.

The credit agreement also contains customary events of default, in certain cases subject to customary periods to cure, including among others, nonpayment of principal or interest, material breach of representations and warranties and failure to comply with covenants. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the credit facility to be immediately due and payable. We were in compliance with all covenants at June 30, 2018.

Our operating partnership is the borrower under the credit facility, and we and certain of our subsidiaries serve as guarantors under the credit facility.

Sources and Uses of Cash

The sources and uses of cash reflected in our consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are summarized below (dollars in thousands):

	For the six months ended June 30,
	2018	2017	Change
Cash, cash equivalents and restricted cash at beginning of period	$12,640	$9,771	$2,869
Net cash provided by operating activities	13,068	19,323	(6,255)
Net cash used in investing activities	(55,171)	(23,504)	(31,667)
Net cash provided by financing activities	33,635	2,650	30,985
Cash, cash equivalents and restricted cash at end of period	$4,172	$8,240	$(4,068)

Operating Activities- Cash flows from operating activities decreased by $6.3 million during the six months ended June 30, 2018 compared to the same period in 2017. Operating cash flows were primarily impacted by a net decrease in cash of $4.9 million related to other operating assets and liabilities and a $0.8 million net decrease in deferred revenues based on the timing of rents collected. Additionally, there was a $0.6 million net decrease related to increased expenses, partially offset by increases in rent and interest income on acquisitions completed on and subsequent to June 30, 2018. We expect that, on an annual basis, our cash flows from operating activities will exceed our cash dividends to stockholders. However, to the extent cash distributions to stockholders exceed cash flows from operating activities in any period, we expect to fund such excess distributions with available cash on hand or amounts available under our credit facility.

Investing Activities- Cash used in investing activities during the six months ended June 30, 2018 increased by $31.7 million compared to the same period in 2017. This increase was primarily related to one acquisition totaling $23.4 million and the origination and funding of mortgage notes and note receivables totaling $31.7 million, partially offset by a $1.0 million pay down on one mortgage note receivable during the six months ended June 30, 2018, compared to one acquisition totaling $10.0 million and the origination of one $12.5 million mortgage note receivable during the six months ended June 30, 2017.

Financing Activities- Cash provided by financing activities for the six months ended June 30, 2018 increased by $31.0 million compared to the same period in 2017. The change resulted primarily from additional borrowings under our credit facility during the six months ended June 30, 2018 of $28.3 million, net to fund new real estate investments and lower deferred loan costs paid of $2.7 million.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements.

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

Adjusted Funds from Operations

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations.  To calculate AFFO, we further adjust FFO for certain items that are not added to net income in Nareit’s definition of FFO, such as acquisition expenses on completed real estate transactions, non-real estate-related depreciation and amortization (including amortization of lease incentives, tenant allowances and leasing costs), stock-based compensation expenses, and any other non-comparable or non-operating items, that do not relate to the operating performance of our properties. For the three and six months ended June 30, 2018, approximately $2.0 million of transaction costs comprised primarily of professional fees incurred during the second quarter of 2018 was added back in the calculation of AFFO. To calculate AFFO, we also adjust FFO to remove the effect of straight-line rent revenue, which represents the recognition of net unbilled rental income expected to be collected in future periods of a lease agreement that exceeds the actual contractual rent due periodically from tenants for their use of the leased real estate under each lease. Noncontrolling interest amounts represent adjustments to reflect only our share of straight line rent revenue.

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

The table below reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and AFFO attributable to common stockholders for the three and six months ended June 30, 2018 and 2017 and is presented using the weighted-average common shares as determined in our computation of earnings per share.

FFO attributable to common stockholders and AFFO attributable to common stockholders for the three and six months ended June 30, 2018 as compared to the same period in the prior year benefited from the new investment activities, net of the effects of additional interest expense resulting from the incremental borrowings under the credit facility to fund the investment activities and a higher weighted-average interest rate on borrowings.

The amounts presented below are in thousands, except per share amounts.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$3,232	$4,796	$8,401	$9,327
Real estate depreciation and amortization, net of noncontrolling interest	4,093	3,544	8,205	7,080
FFO attributable to common stockholders	7,325	8,340	16,606	16,407
Stock-based compensation expense	996	934	2,052	1,890
Deferred financing costs amortization	259	240	517	562
Expensed transaction costs	2,046	-	2,046	-
Non-real estate depreciation and amortization	142	134	275	286
Straight-line rent expense	37	39	75	79
Straight-line rent revenue, net of noncontrolling interest	(1,216)	(1,179)	(2,645)	(2,148)
AFFO attributable to common stockholders	$9,589	$8,508	$18,926	$17,076

Weighted-average shares outstanding- earnings per share
Basic	31,552	31,404	31,551	31,410
Diluted	31,626	31,487	31,617	31,451

Net income attributable to common stockholders per share
Basic and diluted	$0.10	$0.15	$0.26	$0.29

Weighted-average common shares outstanding- FFO and AFFO
Basic	31,552	31,404	31,551	31,410
Diluted	31,626	31,487	31,617	31,451

FFO per common share
Basic	$0.23	$0.27	$0.53	$0.52
Diluted	$0.23	$0.26	$0.53	$0.52

AFFO per common share
Basic and diluted	$0.30	$0.27	$0.60	$0.54

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary market risk to which we are exposed is interest rate risk. As of June 30, 2018, we had $140.0 million outstanding under our revolving credit facility and $125.0 million outstanding under our term loan, all of which bear interest at a variable rate, and no other outstanding debt. We entered into interest rate swaps on the term loan that effectively converted it into fixed-rate debt. At June 30, 2018, LIBOR on our outstanding borrowings was 2.01%. Assuming no increase in the amount of our variable-rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.4 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced by 100 basis points, our cash flow would increase by approximately $1.4 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material effect on our financial condition or results of operations. We may be party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. There can be no assurance that these matters that arise in the future, individually or in aggregate, will not have a material adverse effect on our financial condition or results of operations in any future period.

Item 1A. Risk Factors

Other than the risk factor below, there have been no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We received a Civil Investigative Demand (“CID”) from the DOJ in September 2016, which indicates that it is conducting an investigation regarding alleged violations of the False Claims Act, Stark Law and Anti-Kickback Statute in connection with claims that may have been submitted to Medicare and other federal payors for services rendered to patients at Lakeway Hospital or by providers with financial relationships with Lakeway Hospital. The CID requested certain documents and information related to our acquisition and ownership of Lakeway Hospital. We have learned that the DOJ is investigating our conduct in connection with its investigation of financial relationships related to Lakeway Hospital, including allegations by the DOJ that we violated and are continuing to violate the Anti-Kickback Statute and the False Claims Act. We are cooperating fully with the DOJ in connection with the CID and have produced all of the information that has been requested to date. While we believe that our acquisition, ownership and leasing of Lakeway Hospital through the Lakeway Partnership was and is in compliance with all applicable laws, including meeting certain safe harbor requirements pertaining to such investments, we can provide no assurances regarding the outcome of the investigation, including whether or the extent to which the DOJ will seek monetary damages and/or other financial or other penalties. We have incurred and may continue to incur significant legal and other costs, and it may become necessary to divert management resources from our ordinary business operations in connection with the CID and the ongoing investigation. The incursion of these costs and any adverse findings by the DOJ related to us could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

For additional information on healthcare regulation and enforcement, see Item 1 “Business—Regulation—Healthcare Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

During the three months ended June 30, 2018, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2014 Equity Incentive Plan (the “Plan”). The following table summarizes all of these repurchases during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2018	-	-	N/A	N/A
May 1 through May 31, 2018	1,313	10.45	N/A	N/A
June 1 through June 30, 2018	-	-	N/A	N/A
Total	1,313
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

MedEquities Realty Trust, Inc.

Date: August 8, 2018	By:	/s/ John W. McRoberts
John W. McRoberts
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Jeffery C. Walraven
Jeffery C. Walraven
Chief Financial Officer (Principal Financial Officer)