Form 10-Q
period 2018-09-30
MedEquities Realty Trust, Inc.
filed 2018-11-09
CIK 1616314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2018, the registrant had 31,862,628 shares of common stock outstanding.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Real estate properties
Land	$45,594	$43,180
Building and improvements	535,366	505,623
Intangible lease assets	11,387	11,387
Furniture, fixtures and equipment	3,634	3,538
Less accumulated depreciation and amortization	(55,064)	(41,984)
Total real estate properties, net	540,917	521,744

Mortgage notes receivable, net	39,973	18,557
Note receivable	7,000	-
Cash and cash equivalents	5,810	12,640
Other assets, net	34,509	28,662
Total Assets	$628,209	$581,603

Liabilities and Equity
Liabilities
Debt, net	$270,447	$215,523
Accounts payable and accrued liabilities	7,005	6,605
Deferred revenue	1,635	2,722
Total liabilities	279,087	224,850

Commitments and contingencies
Equity
Common stock, $0.01 par value. Authorized 400,000 shares; 31,863 and 31,836 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	314	314
Additional paid in capital	378,211	375,690
Dividends declared	(87,646)	(67,691)
Retained earnings	50,450	44,196
Accumulated other comprehensive income	4,200	1,247
Total MedEquities Realty Trust, Inc. stockholders' equity	345,529	353,756
Noncontrolling interest	3,593	2,997
Total equity	349,122	356,753
Total Liabilities and Equity	$628,209	$581,603

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental income	$8,399	$15,114	$40,649	$43,240
Interest on mortgage notes receivable	1,103	644	2,964	1,606
Interest on notes receivable	176	8	341	27
Total revenues	9,678	15,766	43,954	44,873
Expenses
Depreciation and amortization	4,388	3,931	12,765	11,176
Property related	307	326	1,726	1,155
Real estate acquisition related	610	33	902	362
Franchise, excise and other taxes	96	50	238	76
General and administrative	2,284	3,046	10,656	9,196
Total operating expenses	7,685	7,386	26,287	21,965
Operating income	1,993	8,380	17,667	22,908

Other income (expense)
Interest and other income	1	3	11	5
Interest expense	(3,190)	(2,117)	(8,534)	(5,440)
	(3,189)	(2,114)	(8,523)	(5,435)

Net income (loss)	$(1,196)	$6,266	$9,144	$17,473
Less: Net income attributable to noncontrolling interest	(951)	(941)	(2,890)	(2,821)
Net income (loss) attributable to common stockholders	$(2,147)	$5,325	$6,254	$14,652

Net income (loss) attributable to common stockholders per share
Basic and diluted	$(0.07)	$0.17	$0.19	$0.46

Weighted average shares outstanding
Basic	31,624	31,467	31,576	31,429
Diluted	31,624	31,506	31,618	31,460

Dividends declared per common share	$0.21	$0.21	$0.63	$0.63

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$(1,196)	$6,266	$9,144	$17,473
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedge	431	115	2,953	(8)
Total other comprehensive income (loss)	431	115	2,953	(8)
Comprehensive income (loss)	(765)	6,381	12,097	17,465
Less: comprehensive income attributable to noncontrolling interest	(951)	(941)	(2,890)	(2,821)
Comprehensive income (loss) attributable to MedEquities Realty Trust, Inc.	$(1,716)	$5,440	$9,207	$14,644

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Dividends	Accumulated Other Comprehensive	Non- controlling
	Shares	Par Value	Capital	Earnings	Declared	Income	Interest	Total Equity
Balance at December 31, 2017	31,836	$314	$375,690	$44,196	$(67,691)	$1,247	$2,997	$356,753
Grants of restricted stock	47	-	-	-	-	-	-	-
Vesting of restricted stock units	8	-	-	-	-	-	-	-
Shares surrendered for taxes upon vesting	(28)	-	(312)	-	-	-	-	(312)
Other comprehensive income	-	-	-	-	-	2,953	-	2,953
Distributions to noncontrolling interest	-	-	-	-	-	-	(2,294)	(2,294)
Stock-based compensation	-	-	2,833	-	-	-	-	2,833
Net income	-	-	-	6,254	-	-	2,890	9,144
Dividends to common stockholders	-	-	-	-	(19,955)	-	-	(19,955)
Balance at September 30, 2018	31,863	$314	$378,211	$50,450	$(87,646)	$4,200	$3,593	$349,122

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$9,144	$17,473
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,319	12,776
Stock-based compensation	2,833	2,673
Straight-line rent receivable	280	(4,319)
Straight-line rent liability	112	118
Construction mortgage interest income	(870)	-
Write-off of pre-acquisition costs	459	137
Changes in operating assets and liabilities
Other assets	(6,302)	10,686
Accounts payable and accrued liabilities	214	(9,429)
Deferred revenues	(1,062)	(187)
Net cash provided by operating activities	19,127	29,928
Investing activities
Acquisitions of real estate	(23,458)	(50,138)
Capital expenditures for real estate	(1,370)	(774)
Funding of mortgage notes and note receivable	(34,028)	(19,200)
Repayments of mortgage note and note receivable	1,207	125
Capitalized pre-acquisition costs, net	(224)	(274)
Capital expenditures for corporate property	(21)	(13)
Net cash used in investing activities	(57,894)	(70,274)
Financing activities
Net borrowings (repayments) on secured revolving credit facility	54,800	(61,500)
Dividends paid to common stockholders	(20,097)	(19,988)
Distributions to noncontrolling interest	(2,294)	(2,483)
Taxes remitted upon vesting of restricted stock	(330)	(224)
Deferred loan costs	(124)	(2,771)
Capitalized pre-offering costs	(18)	(102)
Proceeds from borrowings on term loan	-	125,000
Cancellation of restricted stock	-	(50)
Offering costs	-	(43)
Net cash provided by financing activities	31,937	37,839
Decrease in cash, cash equivalents, and restricted cash	(6,830)	(2,507)
Cash, cash equivalents and restricted cash at beginning of period	12,640	9,771
Cash, cash equivalents and restricted cash at end of period	$5,810	$7,264

Supplemental Cash Flow Information
Interest paid	$7,093	$4,348
Norris Academy acquisition of real estate	6,383	-
Norris Academy mortgage note conversion	(6,383)	-
Accrued capital expenditures for real estate	1,103	-
Accrued funding on construction mortgage loan	1,071	-
Accrued deferred loan costs	201	52
Texas gross margins taxes paid, net of reimbursement	96	55
Accrued pre-acquisition costs	49	15
Accrued pre-offering costs	-	122
Accrued capitalized acquisition costs	-	6

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

September 30, 2018

Note 1 - Organization and Nature of Business

MedEquities Realty Trust, Inc. (the “Company”), which was incorporated in the state of Maryland on April 23, 2014, is a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of September 30, 2018, the Company had investments of $587.9 million, net in 34 real estate properties and six healthcare-related real estate debt investments. The Company owns 100% of all of its properties and investments, other than Baylor Scott & White Medical Center - Lakeway (“Lakeway Hospital”), in which the Company owns a 51% interest through a consolidated partnership (the “Lakeway Partnership”). All of the Company’s assets are held by, and its operations conducted through, its operating partnership, MedEquities Realty Operating Partnership, LP, which is a 100% owned subsidiary of the Company. The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC on February 21, 2018. During the nine months ended September 30, 2018, there were no material changes to these policies except as noted below.

Recent Accounting Developments

On January 1, 2018, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows - Restricted Cash,” became effective for the Company. This guidance requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The consolidated statement of cash flows for the nine months ended September 30, 2017 reflects an increase in the beginning of period cash, cash equivalents and restricted cash line item and a decrease in the change in other assets line item, each of approximately $0.3 million, as a result of the adoption of this new guidance.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted improvements to lessor accounting. The guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-11, “Leases- Targeted Improvements,” which provides an alternative adoption method at the transition date, allowing entities to recognize a cumulative effect adjustment to the opening balance of retained earnings upon adoption. These standards become effective for the Company on January 1, 2019. The Company does not anticipate significant changes in the timing of income from its leases with tenants. However, the Company will be required to recognize right of use assets and related lease liabilities on its consolidated balances sheets in circumstances where the Company is the lessee. As of September 30, 2018, the Company was the lessee under two operating leases, one ground lease and a lease for its corporate office space, which are expected to result in approximately $0.5 million in rent expense for the year ended December 31, 2018. The Company does not anticipate that the adoption of this standard will have a material effect on its financial condition or results of operations. The Company is in the process of determining the amount of the right of use assets and related lease liabilities that will be recognized upon adoption.

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

Note 3 – Portfolio Activity

Investment Activity

During the nine months ended September 30, 2018, the Company originated four healthcare-related real estate debt investments, funded additional principal under an existing mortgage note receivable and completed two real estate acquisitions for a total additional investment of $59.5 million. Additional details regarding these investments are described in more detail below.

On January 5, 2018, the Company closed on a construction mortgage note receivable with a maximum principal amount of up to $19.0 million to Haven Behavioral Healthcare, Inc. to fund the purchase and conversion of an existing long-term acute care hospital to a 72-bed inpatient psychiatric hospital in Meridian, Idaho. The loan has a three-year term and an annual interest rate of 10.0%. Interest accrues monthly and is added to the outstanding balance of the mortgage note receivable. Upon completion of the planned renovation, the Company has the exclusive right to purchase the property, for a purchase price equal to the outstanding loan balance, in a sale-leaseback transaction with a 15-year triple-net master lease with an initial yield of 9.3%. The balance outstanding under this loan was approximately $11.3 million as of September 30, 2018.

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

On June 27, 2018, the Company entered into a loan modification agreement for the $10.0 million mortgage note with Vibra Healthcare, LLC and Vibra Healthcare II, LLC (the “Vibra Mortgage Loan”) that converted the loan to a 10-year amortizing loan requiring monthly principal and interest payments with a balloon payment on the maturity date of June 30, 2023. As part of the modification, the borrowers repaid $1.0 million of principal. The interest rate on the loan remains unchanged at 9.0%. The balance outstanding under this loan was approximately $8.8 million as of September 30, 2018.

On September 21, 2018, the Company acquired the newly constructed Norris Academy, a psychiatric residential treatment facility for children and youth with neurodevelopmental disorders located in northeast Tennessee, which previously served as collateral for a construction mortgage loan. The purchase price of approximately $6.4 million was satisfied by applying the aggregate principal amount outstanding on the mortgage loan provided by the Company. The property is 100% leased to a wholly owned subsidiary of Sequel Youth and Family Services, LLC pursuant to a 15-year triple-net lease with two 10-year renewal options at an initial yield of 9.0% with annual rent escalators. This transaction was accounted for as an asset acquisition.

Texas Ten Portfolio Master Lease Update

In 2015, the Company acquired a portfolio of ten skilled nursing facilities located throughout Texas (the “Texas Ten Portfolio”) for an aggregate purchase price of $145.0 million that contains an aggregate of approximately 339,733 square feet and 1,138 licensed beds. The Texas Ten Portfolio is leased pursuant to a triple-net master lease that expires in July 2030 with the tenant (the “Texas Ten Tenant”) responsible for all costs of the facilities, including taxes, utilities, insurance, maintenance and capital improvements. Monthly base rent due under the master lease was approximately $1.1 million during 2017 and 2018. Beginning in May 2018, the Texas Ten Tenant stopped paying the monthly contractual rent due under the master lease because of ongoing operational difficulties that began in the second half of 2017 that have adversely impacted its liquidity position; however, the Texas Ten Tenant applied its full two-month base rent security deposit to satisfy the month rents due from May and June 2018.

As a result of the operational issues and related non-payment of full contractual rent due for the third quarter, the Company began recognizing revenue under the master lease as cash is received from the tenant effective July 1, 2018. The Company received approximately $0.5 million in cash during the third quarter that has been recognized as rental income. During the quarter ended September 30, 2018, the Company reserved approximately $4.8 million for the balance of straight-line rent outstanding as of June 30, 2018 that has been previously recorded in rental income. For the nine months ended September 30, 2018, the Company has recognized approximately $6.9 million in rental income, excluding straight-line rent, associated with this master lease, which represents base rent that has been collected and two months of rent for which the tenant’s security deposit has been applied.  For the three and nine months ended September 30, 2017 the Company recognized base rent of $3.2 million and $9.5 million, respectively.

Fundamental Healthcare Master Lease Update

The Company leases a portfolio of four properties to subsidiaries of Fundamental Healthcare (“Fundamental”) pursuant to a triple-net master lease with expected base rent of approximately $8.8 million for 2018. Effective October 6, 2018, the Company amended the master lease to defer approximately $2.4 million in base rent for May 2018 through March 2019 associated with Mountain’s Edge Hospital, which is currently undergoing an expansion that is expected to be completed by the end of the first quarter of 2019. Beginning in April 2019, the deferred rent amount will be due in equal monthly installments over the remainder of 2019.  Interest on the outstanding deferred rent accrues interest at 9.0% during the deferral and repayment periods. As of September 30, 2018, the deferred rent balance was $1.2 million, which is recorded in other assets on the Company’s consolidated balance sheet.

Concentrations of Credit Risks

The following table contains information regarding tenant concentration in the Company’s portfolio, based on the percentage of revenue for the nine months ended September 30, 2018 and 2017, related to tenants, or affiliated tenants, that exceed 10% of revenues:

	% of Total Revenue for the nine months ended September 30,
	2018	2017
Baylor Scott & White Health	25.0%	24.6%
Fundamental Healthcare	16.8%	15.2%
Life Generations Healthcare	14.7%	14.4%
Vibra Healthcare	14.7%	13.2%
Texas Ten Tenant	(1)	24.1%

(1)

The Company began recognizing revenue under the master lease as cash is received from the Texas Ten Tenant effective July 1, 2018. As a result, total revenue for the nine months ended September 30, 2018 is less than 10% for the Texas Ten Tenant. See “Texas Ten Portfolio Master Lease Update” above.

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of September 30, 2018, which includes percentage of rental income for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Texas	17	$300,259	50.4%	50.5%	61.0%
California	7	154,726	26.0%	25.7%	24.3%
Nevada	4	66,063	11.1%	13.9%	10.1%
South Carolina	1	20,000	3.3%	3.7%	3.4%
Indiana	3	38,416	6.4%	4.4%	0.6%
Connecticut	1	10,133	1.7%	1.8%	0.6%
Tennessee	1	6,384	1.1%	0.0%	-
	34	$595,981	100.0%	100.0%	100.0%

Note 4 – Debt

The table below details the Company’s debt balance at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Term loan- secured	$125,000	$125,000
Revolving credit facility- secured	146,000	91,200
Unamortized deferred financing costs	(553)	(677)
	$270,447	$215,523

The Company’s Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) provides for a $300 million revolving credit facility that matures in February 2021 and a $125 million term loan that matures in February 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee. At September 30, 2018 and 2017, the weighted-average interest rate under the Credit Agreement was 4.0% and 3.4%, respectively.

Total costs related to the revolving credit facility at September 30, 2018 were $3.7 million, gross ($2.3 million, net). These costs are included in Other assets, net on the consolidated balance sheet at September 30, 2018 and will be amortized to interest expense through February 2021, the maturity date of the revolving credit facility. The total amount of deferred financing costs associated with the term loan at September 30, 2018 was $0.8 million, gross ($0.6 million, net). These costs are netted against the balance outstanding under the term loan on the Company’s consolidated balance sheet and will be amortized to interest expense through February 2022, the maturity date of the term loan.

The Company recognized amortization expense of deferred financing costs, included in interest expense on the consolidated statements of operations, of $0.3 million and $0.8 million for the three and nine months ended September 30, 2018, respectively. Amortization expense of deferred financing costs was $0.2 million and $0.8 million for the three and nine months ended September 30, 2017, respectively.

Second Amendment to Credit Agreement

On October 9, 2018, the Company entered into the Second Amendment (the “Credit Amendment”) to the Credit Agreement. The Credit Amendment amends certain terms, covenants and conditions of the Credit Agreement, including, but not limited to the following:

•

increases the applicable margin from pre-amendment of 1.75% to 3.00% for LIBOR-rate loans and 0.75% to 2.00% for base-rate loans to post-amendment of 2.00% and 3.50% for LIBOR-rate loans and 1.00% and 2.50% for base-rate loans, in each case depending on the Company’s leverage ratio, until the Performance Hurdle has occurred, at which time, subject to certain conditions, the applicable margins will revert to those in effect prior to the Credit Amendment;

•	temporarily increases the borrowing base availability attributable to the Company’s borrowing base assets, other than the Texas Ten Portfolio, until December 31, 2018;

•

reduces the borrowing base availability attributable to the Texas Ten Portfolio until the earlier to occur of the Texas Ten Revaluation Date and December 31, 2018; provided, that the borrowing base availability attributable to the Texas Ten Portfolio will be reduced to zero and the Texas Ten Portfolio will be excluded as a borrowing base asset if the Texas Ten Revaluation Date does not occur on or prior to December 31, 2018;

•

until the Performance Hurdle has occurred, restricts the Company’s use of proceeds from borrowings under the Credit Agreement unless approved by lenders representing two-thirds of the outstanding commitments under the Credit Agreement. Proceeds totaling approximately $20.4 million have been pre-approved for specific uses, comprised primarily of the remaining funding obligations for the expansion at Mountain’s Edge Hospital and under the Company’s construction mortgage loan to Haven Healthcare;

•

provides that the covenants relating to (i) the minimum aggregate occupancy rate for borrowing base properties and (ii) the maximum adjusted net operating income attributable to a tenant or group of affiliated tenants, shall not apply on or before March 31, 2019; and

•

does not place additional limitations regarding dividends and distributions prior to December 31, 2018; however, if a default or event of default has occurred as a result, in whole or in part, of the failure of the Texas Ten Revaluation Date to occur on or before December 31, 2018, prohibits the Company from making any dividends or distributions unless approved by lenders representing two-thirds of the outstanding commitments under the Credit Agreement.

Under the Credit Amendment, the “Texas Ten Revaluation Date” is defined as the occurrence of all of the following: (i) the written approval by the administrative agent and lenders representing 60.0% of the outstanding commitments under the Credit Agreement of a tenant for the Texas Ten Portfolio pursuant to a lease approved in writing by the administrative agent (the “Replacement Texas Ten Lease”) and a termination of the existing lease for the Texas Ten Portfolio, all pursuant to agreements approved in writing by the administrative agent; (ii) delivery to the administrative agent of a new appraisal of, and the determination of a new appraised value for, the Texas Ten Portfolio based upon the Replacement Texas Ten Lease; and (iii) compliance with each other provision of the Credit Agreement relating to the inclusion of borrowing base assets in the determination of borrowing base availability under the Credit Agreement.

Under the Credit Amendment, the “Performance Hurdle” is defined as the occurrence of all of the following: (i) the Texas Ten Revaluation Date shall have occurred on or before December 31, 2018; (ii) the completion of the expansion at Mountain’s Edge Hospital in accordance with the terms of the Fundamental Master Lease, subject to certain other conditions; (iii) the obligations of the tenant under the Fundamental Master Lease to pay full rent and of the tenant under the Replacement Texas Ten Lease to pay rent shall have commenced; (iv) no default or event of default under the Fundamental Master Lease or the Replacement Texas Ten Lease shall have occurred; (v) the tenants under the Fundamental Master Lease and the Replacement Texas Ten Lease shall have not less than one full quarter history of paying rent and reserves with no payment defaults, late payments or delinquencies; (vi) the Company’s operating partnership shall have delivered to the administrative agent a written request to return to the original pricing spreads in effect prior to the Credit Amendment (which request may not be delivered prior to July 1, 2019), together with a written certification that the foregoing conditions have been satisfied; and (vii) lenders representing two-thirds of the outstanding commitments under the Credit Agreement shall have approved the return to the original pricing spreads in effect prior to the Credit Amendment.

The Company incurred fees associated with the Credit Amendment of approximately $0.7 million. These costs will be amortized to interest expense through July 1, 2019.

The maximum available capacity under the Credit Agreement, after giving effect to the Credit Amendment, was $287.9 million at November 9, 2018. At November 9, 2018, the Company had $276.5 million in borrowings outstanding, of which $151.5 million was outstanding under the revolving credit facility with a weighted-average interest rate of 5.04%, reflecting a 2.75% spread over LIBOR and $125.0 million was outstanding on the term loan. As of November 9, 2018, the Company had approximately $11.4 million in additional available borrowing capacity under the Credit Agreement, which may be used only for the purposes described above unless and until the Performance Hurdle has occurred.

Management’s Assessment of Future Borrowing Base Availability and Future Plans

Management currently estimates borrowings outstanding under the Credit Agreement would exceed the borrowing base availability as of January 1, 2019 by approximately $60 million if the Texas Ten Portfolio is not re-leased on or prior to December 31, 2018, in accordance with the terms of the Credit Amendment. Management expects to obtain the necessary bank group approvals for a new lease for the entire Texas Ten Portfolio prior to the expiration of the borrowing base terms in the Credit Amendment. Discussions are in advanced stages with multiple parties that have expressed interest in the portfolio. At this time, management expects any new lease would be a triple-net lease providing for annual base rents to the Company of approximately $7.7 million with tenant responsible for property taxes, utilities, maintenance, and other operating expenses. The terms of the new lease are expected to allow the Texas Ten Portfolio to satisfy the borrowing base eligibility requirements included in the Credit Agreement and reset the borrowing base availability to a minimum of approximately $264.5 million.

Management also believes that borrowings outstanding on the Credit Agreement will be reduced by December 31, 2018. The Company has one mortgage note receivable and one note receivable that mature on December 31, 2018 with aggregate outstanding principal and interest of approximately $18.6 million. Proceeds from the repayment of these loans will be applied to amounts outstanding on the credit facility, which would reduce borrowings below the revised borrowing base availability noted above.

The two events described above along with the Company’s current cash on hand and expected monthly net cash flows are expected to provide sufficient liquidity for the Company to satisfy the remaining funding obligations under the Haven construction mortgage loan and Mountain’s Edge expansion project as well as ongoing operating expenses, including interest payments under the Credit Agreement throughout the remainder of 2018 and all of 2019.

If the Company does not satisfy the Texas Ten Revaluation Date criteria by December 31, 2018 or collect the principal and interest on the one mortgage note receivable and one note receivable that mature on December 31, 2018, management expects the Company’s borrowings under the Credit Agreement will exceed borrowing base availability. The Company would seek an additional modification of its Credit Agreement to remedy any over-advanced position, which may include, but is not limited to, granting the lenders a first mortgage interest in its real estate portfolio in order to secure all amounts outstanding under the Credit Agreement. Based upon preliminary discussions with the lead agent under the Credit Agreement, management believes that a conversion to a mortgaged-back facility is executable and the value of the Company’s real estate investments is sufficient to cover amounts outstanding on the facility.

The Company has been in compliance with all financial covenants included in the Credit Agreement and management expects to remain in compliance with the financial covenants over the next twelve months.

Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, on February 10, 2017, the Company entered into four interest rate swap agreements, effective April 10, 2017, on the full $125 million term loan to fix the variable LIBOR interest rate at 1.84%, plus the LIBOR spread under the Credit Agreement, which was 2.00% at September 30, 2018 and 2.75% at November 9, 2018.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income. Those amounts reported in accumulated other comprehensive income related to these interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next 12 months, the Company estimates that an additional $1.0 million will be reclassified from other comprehensive income as a decrease to interest expense.

The fair value of the Company’s derivative financial instruments at September 30, 2018 and December 31, 2017 was an asset of $4.2 million and $1.2 million, respectively, and was included in Other assets, net on the consolidated balance sheets.

The table below details the location in the consolidated financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amount of gain (loss) recognized in other comprehensive income (loss)	$509	$(85)	$2,979	$(441)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	78	(200)	26	(433)
Total change in accumulated other comprehensive income (loss)	$431	$115	$2,953	$(8)

As of September 30, 2018, the Company did not have any derivatives in a net liability position including accrued interest but excluding any adjustments for nonperformance risk.

Covenants

The Credit Agreement contains customary financial and operating covenants, including covenants relating to the Company’s total leverage ratio, fixed charge coverage ratio, tangible net worth, maximum distribution/payout ratio and restrictions on recourse debt, secured debt and certain investments. The Credit Agreement also contains customary events of default, in certain cases subject to customary cure periods, including among others, nonpayment of principal or interest, material breach of representations and warranties, and failure to comply with covenants. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the Credit Agreement. The Company was in compliance with all financial covenants as of September 30, 2018.

Note 5 - Incentive Plan

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into units of limited partnership interest in the Company’s operating partnership. As of September 30, 2018, the Plan had 3,356,723 shares authorized for issuance with 2,121,792 shares available for future issuance, subject to certain adjustments set forth in the Plan.

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

The following tables summarize the stock-based award activity for the nine months ended September 30, 2018 and 2017:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2017	313,819	$13.42	660,598	$9.52
Granted	46,788	11.14	937	11.13
Vested	(156,740)	15.54	(8,312)	9.35
Forfeited	-	-	(194,598)	9.00
Outstanding as of September 30, 2018	203,867	$11.26	458,625	$9.75

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2016	352,793	$14.57	575,775	$8.51
Granted	33,780	11.10	-	-
Vested	(123,726)	15.02	-	-
Cancelled	(5,368)	15.00	-	-
Forfeited	-	-	(158,927)	6.53
Outstanding as of September 30, 2017	257,479	$13.90	416,848	$9.26

Of the restricted shares and RSUs that vested during the nine months ended September 30, 2018, 27,992 shares were surrendered by certain employees to satisfy their tax obligations. RSUs are included in the preceding tables as if the participants earn shares equal to 100% of the units granted. The RSUs shown as granted during the nine months ended September 30, 2018 represent the additional 50% of RSUs from the 2016 grant that vested for one former employee.

The table below summarizes compensation expense related to share-based payments, included in general and administrative expenses, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Restricted stock	$363	$433	$1,335	$1,506
Restricted stock units	418	350	1,498	1,167
Stock-based compensation	$781	$783	$2,833	$2,673

The remaining unrecognized cost from stock-based awards at September 30, 2018 was approximately $3.7 million and will be recognized over a weighted-average period of 1.8 years.

Note 6 - Commitments and Contingencies

Commitments

As detailed in Note 3 under the heading “—Investment Activity,” the Company had funding commitments of up to $19.0 million on one construction mortgage loan at September 30, 2018. As of November 9, 2018, the Company has funded approximately $12.5 million pursuant to this commitment.

In April 2017, the Company agreed to make available through March 2019 an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. The base rent associated with this property will be increased by an amount equal to the in-place lease rate, currently 9.4% of the amount advanced, as advances are made. As of November 9, 2018, approximately $4.3 million has been funded pursuant to this commitment.

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

Note 8 - Earnings per Share

The Company applies the two-class method for determining earnings per common share as its outstanding restricted shares of common stock with non-forfeitable dividend rights are considered participating securities. The following table sets forth the computation of earnings per common share for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2018	2017	2018	2017
Net income (loss)	$(1,196)	$6,266	$9,144	$17,473
Less: Net income attributable to noncontrolling interest	(951)	(941)	(2,890)	(2,821)
Net income (loss) attributable to common stockholders	(2,147)	5,325	6,254	14,652
Less: Allocation to participating securities	(43)	(54)	(183)	(211)
Net income (loss) available to common stockholders	$(2,190)	$5,271	$6,071	$14,441

Denominator
Basic weighted-average common shares	31,624	31,467	31,576	31,429
Dilutive potential common shares	-	39	42	31
Diluted weighted-average common shares	31,624	31,506	31,618	31,460

Basic and diluted earnings (loss) per common share	$(0.07)	$0.17	$0.19	$0.46

The effects of restricted shares and RSUs outstanding were excluded from the calculation of diluted earnings (loss) per share for the three months ended September 30, 2018 because their effects were not dilutive as a result of the net loss available to common stockholders.

Note 9 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate swaps assets, which are included in Other assets, net on the consolidated balance sheets, was $4.2 million and $1.2 million at September 30, 2018 and December 31, 2017, respectively. See Note 4 for further discussion regarding the Company’s interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of September 30, 2018 due to their short-term nature. The fair value of the Company’s mortgages and note receivable as of September 30, 2018 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of September 30, 2018, the fair value of the Company’s $47.2 million of mortgage notes and note receivable was estimated to be approximately $46.9 million.

At September 30, 2018, the Company’s indebtedness was comprised of borrowings under the credit facility that bear interest at LIBOR plus a margin (Level 2). The fair value of borrowings under the credit facility is considered to be equivalent to their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

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

Forward-Looking Statements

We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, discussion and analysis of our future financial condition, results of operations, funds from operations, adjusted funds from operations, our strategic plans and objectives, cost management, potential property acquisitions, anticipated capital expenditures, access to capital, the occurrence of the Performance Hurdle, the Texas Ten Revaluation Date and any of the conditions thereto, our ability to re-lease the Texas Ten Portfolio (as defined below), the terms of any new lease for the Texas Ten Portfolio, the future borrowing capacity under the Credit Agreement (as defined below), amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “might,” “should,” “result” and variations of these words and other similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Factors that may impact forward-looking statements include, among others, the following:

•	risks and uncertainties related to the national, state and local economies, particularly the economies of Texas, California, and Nevada, and the real estate and healthcare industries in general;
•	availability and terms of capital and financing, including the borrowing capacity under the Credit Agreement;
•	our ability to re-lease the Texas Ten Portfolio on terms acceptable to the lenders under the Credit Agreement;
•	our ability to meet the Performance Hurdle under the Credit Agreement;
•	the successful operations of our largest tenants;
•	the ability of certain of our tenants to improve their operating results, which may not occur on the schedule or to the extent that we anticipate, or at all;
•	the impact of existing and future healthcare reform legislation on our tenants, borrowers and guarantors;
•	adverse trends in the healthcare industry, including, but not limited to, changes relating to reimbursements available to our tenants by government or private payors;
•

our tenants’ ability to make rent payments in a timely manner or at all, particularly those tenants comprising a significant portion of our portfolio and those tenants occupying recently developed properties;

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

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A. Risk Factors in this report and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this report and identified in other documents we file with the Securities and Exchange Commission from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of September 30, 2018, we had investments of $540.9 million, net in 34 real estate properties that contain a total of 2,755 licensed beds. Our properties as of September 30, 2018 were located in Texas, California, Nevada, South Carolina, Indiana, Connecticut and Tennessee and included 20 skilled nursing facilities, five behavioral health facilities, three acute care hospitals, two long-term acute care hospitals, two inpatient rehabilitation facilities, one assisted living facility and one medical office building. In addition, as of September 30, 2018, we had six healthcare-related real estate debt investments $47.2 million. As of September 30, 2018, our triple-net leased portfolio, which excludes the one medical office building, was 100% leased and had lease expirations ranging from March 2029 to September 2033.

Recent Developments

Texas Ten Portfolio Update

In 2015, we acquired a portfolio of ten skilled nursing facilities located throughout Texas (the “Texas Ten Portfolio”) for an aggregate purchase price of $145.0 million that contains an aggregate of approximately 339,733 square feet and 1,138 licensed beds. The Texas Ten Portfolio is leased pursuant to a triple-net master lease with the tenant (the “Texas Ten Tenant”) responsible for all cost of the facilities, including taxes, utilities, insurance, maintenance and capital improvements and an expiration date in July 2030. Monthly base rent due under the master lease was approximately $1.1 million during 2017 and 2018. Beginning in May 2018, the Texas Ten Tenant stopped paying the monthly contractual rent due under the master lease because of ongoing operational difficulties that began in the second half of 2017 that have adversely impacted its liquidity position; however, the Texas Ten Tenant applied its full two-month base rent security deposit to satisfy the monthly rents due for May and June 2018.

As a result of the operational issues and related non-payment of full contractual rent due for the third quarter, we began recognizing revenue under the master lease as cash is received from the tenant effective July 1, 2018. We received approximately $0.5 million in cash during the third quarter that has been recognized as rental income. During the quarter ended September 30, 2018, we reserved approximately $4.8 million for the balance of non-cash straight-line rent outstanding as of June 30, 2018 that has been previously recorded in rental income. For the nine months ended September 30, 2018, we have recognized approximately $6.9 million in rental income, excluding straight-line rent, associated with this master lease, which represents base rent that has been collected and the two months of rent for which the tenant’s security deposit has been applied.  For the three and nine months ended September 30, 2017, we recognized base rent of $3.2 million and $9.5 million, respectively.

The Texas Ten Tenant reported that the rent and fixed charge coverage ratios were 0.79x and 0.72x, respectively, for the trailing twelve-month reporting period ended June 30, 2018, as compared to 0.77x and 0.70x, respectively, for the prior trailing twelve-month reporting period ended March 31, 2018. Rent coverage on an EBITDARM basis (which adds back to EBITDAR the management fees that are contractually subordinated to rent payments) for the same reporting periods was 1.07x and 1.04x, respectively. Although coverage results improved for the trailing twelve-month period ended June 30, 2018, preliminary information from the Texas Ten Tenant for the third quarter of 2018 indicates that facility census, occupancy and rent coverage levels have continued to weaken. Additionally, the Texas Ten Tenant’s liquidity position remains challenged from the effects of slower than anticipated collections of certain aged receivables and prior accumulation of vendor payables. As a result, the Texas Ten Tenant paid approximately $0.5 million of rent due during the third quarter of 2018 and repaid approximately $0.2 million of the $0.8 million in 2017 property taxes paid by the Company during the second quarter of 2018.

We have continued to seek alternative tenants for the facilities. Discussions are in advanced stages with multiple parties that have expressed interest in the portfolio. At this time, we expect that a master lease with a new operator would provide for annual cash base rent of approximately $7.7 million. However, we can provide no assurances regarding our ability to lease the facilities to a new operator on such terms, in a timely manner or at all. If we are unable to lease the facilities to a new operator on or prior to December 31, 2018, it could, among other things, restrict or prohibit us from making future distributions to stockholders, reduce our borrowing base availability under the Credit Agreement and/or result in an event of default or otherwise require us to repay all or a portion of the outstanding borrowings under the Credit Agreement, the funds for which may not be available to us on attractive terms, or at all. See “Liquidity and Capital Resources—Credit Agreement” and “Liquidity and Capital Resources—Management’s Assessment of Future Borrowing Base Availability and Future Plans.”

Fundamental Healthcare Portfolio Update

We lease a portfolio of four properties – Mountain’s Edge Hospital, Horizon Specialty Hospital of Henderson, Physical Rehabilitation and Wellness Center of Spartanburg, and Mira Vista Court – to subsidiaries of Fundamental Healthcare (“Fundamental”) pursuant to a triple-net master lease (as amended, the “Fundamental Master Lease”), which is guaranteed by THI of Baltimore, Inc., a wholly owned subsidiary of Fundamental (the “Fundamental Guarantor”). The Fundamental Guarantor operates approximately 82 skilled nursing facilities, one long-term acute care hospital, two acute care hospitals and one inpatient psychiatric hospital.

The Mountain’s Edge facility is undergoing an expansion to add five operating rooms. Once construction is completed, Fundamental believes the facility will be able to provide a broad variety of surgical services that will result in higher patient volumes and reimbursements. The operating results of the Mira Vista skilled nursing facility have been adversely affected by turnover in the facility’s administrator position as well as by increased competition in the market. Primarily as a result of the operating performance at these two facilities, management of Fundamental has reported to us that, for the trailing twelve-month period ended June 30, 2018, the portfolio rent coverage ratio was 0.74x. Additionally, Fundamental management reported the fixed charge coverage ratio of the Fundamental Guarantor for the trailing twelve-month period ended June 30, 2018 was 1.08x.

On October 6, 2018, we entered into the First Amendment (the “Fundamental Lease Amendment”) to the Fundamental Master Lease, pursuant to which we agreed to defer a portion of the monthly rent and certain other payments under the Fundamental Master Lease in the aggregate amount of approximately $2.4 million (the “Total Abatement Amount”) for the period from May 20, 2018 through March 20, 2019 (the “Temporary Abatement Period”). During the Temporary Abatement Period, Fundamental is required to pay monthly interest on the then-outstanding Total Abatement Amount at an annual interest rate of 9%, in addition to the reduced rent and other payments due under the Fundamental Master Lease. Beginning in April 2019, the Total Abatement Amount will be due in equal monthly installments over the remainder of 2019. As of September 30, 2018, the deferred rent balance was approximately $1.2 million, which is recorded in other assets on our consolidated balance sheet. At November 9, 2018, the deferred rent balance was approximately $1.4 million.

In addition, the Fundamental Lease Amendment eliminated the covenants requiring a minimum portfolio fixed charge coverage ratio and a minimum facility rent coverage ratio and amended the minimum portfolio coverage ratio to 1.20x through the quarterly reporting period of December 31, 2020 and 1.25x for each quarter thereafter. The minimum portfolio rent coverage and the Fundamental Guarantor fixed charge coverage ratio covenants do not apply during the Temporary Abatement Period.

If the operating results of our Fundamental tenants and/or the Fundamental Guarantor do not improve, they may default on the lease payments or other obligations to us, which could materially and adversely affect our business, financial condition and results of operations.

2018 Investments

During the nine months ended September 30, 2018, we made the following investments:

On September 21, 2018, we acquired the newly constructed Norris Academy, a psychiatric residential treatment facility for children and youth with neurodevelopmental disorders located in northeast Tennessee, which previously served as collateral for a construction mortgage loan provided by us. The purchase price of approximately $6.4 million was satisfied by applying the aggregate principal amount outstanding on the mortgage loan. The property is 100% leased to a wholly owned subsidiary of Sequel Youth and Family Services, LLC pursuant to a 15-year triple-net lease with two 10-year renewal options at an initial yield of 9.0% with annual rent escalators.

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

On January 5, 2018, we closed on a construction mortgage receivable with a maximum principal amount of up to $19.0 million to Haven Behavioral Healthcare for the purchase and conversion of an existing long-term acute care hospital to a 72-bed inpatient psychiatric hospital in Meridian, Idaho. The loan has a three-year term and an annual interest rate of 10.0%. Interest accrues monthly and is added to the outstanding balance of the mortgage note receivable. Upon completion of the planned renovation, we have the exclusive right to purchase the property, for a purchase price equal to the outstanding loan balance, in a sale-leaseback transaction with a 15-year triple-net master lease with an initial yield of 9.3%. The balance outstanding under this loan was approximately $12.5 million on November 9, 2018.

Mountain’s Edge Hospital Expansion Funding

Pursuant to the Fundamental Master Lease (as defined above) we agreed to make available through March 2019 an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. The base rent under the master lease will be increased by an amount equal to the in-place lease rate, currently 9.4%, of the amount advanced, as advances are made. As of November 9, 2018, approximately $4.3 million has been funded pursuant to this commitment.

Portfolio Summary

At September 30, 2018, our portfolio was comprised of 34 healthcare facilities and six healthcare-related debt investments as presented in the tables below (dollars in thousands). We own 100% of all of our properties and investments, other than Baylor Scott & White Medical Center - Lakeway (“Lakeway Hospital”), in which we own a 51% interest through a consolidated partnership (the “Lakeway Partnership”).

Healthcare Facilities

Property	Property Type (1)	Gross Investment	Lease Expiration(s)
Texas SNF Portfolio (10 properties)	SNF	$145,142	July 2030
Life Generations Portfolio (6 properties)	SNF- 5; ALF- 1	96,696	March 2030
Lakeway Hospital (2)	ACH	75,056	August 2031
Kentfield Rehabilitation & Specialty Hospital	LTACH	58,030	December 2031
Mountain's Edge Hospital	ACH	32,485	March 2032
AAC Portfolio (4 properties)	BH	25,047	August 2032
Southern Indiana Rehabilitation Hospital	IRF	23,377	June 2033
Horizon Specialty Hospital of Henderson	LTACH	20,010	March 2032
Physical Rehabilitation and Wellness Center of Spartanburg	SNF	20,000	March 2029
Vibra Rehabilitation Hospital of Amarillo	IRF	19,399	September 2030
Advanced Diagnostics Hospital East	ACH	17,549	November 2032
Mira Vista Court	SNF	16,000	March 2029
North Brownsville Medical Plaza (3)	MOB	15,634	December 2019- July 2021
Magnolia Portfolio (2 properties)	SNF	15,039	July 2032
Woodlake at Tolland Nursing and Rehabilitation Center	SNF	10,133	June 2029
Norris Academy	BH	6,384	September 2033
Total		$595,981
(1)

LTACH- Long-Term Acute Care Hospital; SNF- Skilled Nursing Facility; MOB- Medical Office Building; ALF- Assisted Living Facility; ACH- Acute Care Hospital; IRF- Inpatient Rehabilitation Facility; BH- Behavioral Health Facility.

(2)	We own the facility through the Lakeway Partnership, a consolidated partnership which, based on total equity contributions of $2.0 million, is owned 51% by us.
(3)	We are the lessee under a ground lease that expires in 2081, with two ten-year extension options, and provides for annual base rent of approximately $0.2 million in 2018.

Debt Investments

Loan	Borrower(s)	Principal Amount Outstanding	Maturity Date	Interest Rate	Collateral	Guarantors
Vibra Mortgage Loan	Vibra Healthcare, LLC and Vibra Healthcare II, LLC	$8,793	June 30, 2023 (1)	9.0%	Vibra Hospital of Western Massachusetts	Vibra Healthcare Real Estate Company II, LLC and Vibra Hospital of Western Massachusetts, LLC
Medistar Gemini Mortgage Loan	Medistar Gemini, LLC	9,700	December 31, 2018(2)	12.0%	Land and building in Webster, Texas	Medistar Investments, Inc. and Manfred Co., L.C.
Haven Construction Mortgage Loan	HBS of Meridian, LLC	11,298	July 8, 2021 (3)	10.0%	Inpatient psychiatric hospital under construction in Meridian, ID	CPIV Haven Holdings, LLC
Cobalt Mortgage Loan	Louisville Rehab LP	5,414	January 17, 2021	9.5% (4)	Second lien on an inpatient rehabilitation facility under construction in Clarksville, IN	Executive personal guarantee
Adora Midtown Mortgage Loan	Adora 9 Realty, LLC	5,000	March 29, 2020	10.0%	Second lien on Adora Midtown and first lien on an additional parcel of land in Dallas, Texas	Adora Creekside Realty, LLC; personal guarantee of two executives
		$40,205
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

Summary of Investments by Type

The following table summarizes our investments in healthcare facilities and healthcare-related real estate debt investments by type as of and for the nine months ended September 30, 2018 (dollars in thousands).

	Properties/ Debt Investments	Gross Investment	% of Gross Investment	Revenue
Skilled nursing facilities (1)	21	$303,010	47.2%	$14,702
Acute care hospitals	3	125,090	19.4%	16,085
Long-term acute care hospitals	2	78,040	12.1%	5,472
Behavioral health facilities	5	31,431	4.9%	1,848
Inpatient rehabilitation facility	2	42,776	6.7%	1,829
Medical office building	1	15,634	2.4%	713
Mortgage and other notes receivable (2)	6	47,205	7.3%	3,305
	40	$643,186	100.0%	$43,954
(1)	Includes one assisted living facility connected to a skilled nursing facility.
(2)

Includes approximately $0.3 million in interest related to the Norris Academy construction loan prior to our acquisition of the facility upon completion of the construction project on September 21, 2018.

Geographic Concentration

The following table contains information regarding the geographic concentration of the healthcare facilities in our portfolio as of September 30, 2018 and for the nine months ended September 30, 2018 and 2017 (dollars in thousands).

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Texas	17	$300,259	50.4%	50.5%	61.0%
California	7	154,726	26.0%	25.7%	24.3%
Nevada	4	66,063	11.1%	13.9%	10.1%
South Carolina	1	20,000	3.3%	3.7%	3.4%
Indiana	3	38,416	6.4%	4.4%	0.6%
Connecticut	1	10,133	1.7%	1.8%	0.6%
Tennessee	1	6,384	1.1%	0.0%	-
	34	$595,981	100.0%	100.0%	100.0%

Tenant Concentration

The following table contains information regarding the largest tenants, guarantors and borrowers in our portfolio as a percentage of total revenues for the nine months ended September 30, 2018 and 2017 and as a percentage of total real estate assets (gross real estate properties, mortgage notes receivable and note receivable) as of September 30, 2018 and December 31, 2017.

	% of Total Revenue for the nine months ended September 30,		% of Total Real Estate Assets
	2018	2017	September 30, 2018	December 31, 2017
Baylor Scott & White Health	25.0%	24.6%	11.7%	12.9%
Fundamental Healthcare	16.8%	15.2%	13.8%	14.8%
Life Generations Healthcare	14.7%	14.4%	15.0%	16.6%
Vibra Healthcare	14.7%	13.2%	17.0%	15.0%
Texas Ten Tenant	8.3%(1)	24.1%	22.6%	24.9%
(1)	Effective July 1, 2018, we began recognizing revenue under the Texas Ten Master Lease as cash is received. See “Recent Developments— Texas Ten Portfolio Update” above.

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, stock-based compensation, and our accounting policy on consolidation, which are included in our 2017 Annual Report on Form 10-K, which was filed with the SEC on February 21, 2018. During the nine months ended September 30, 2018, there were no material changes to these policies.

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

Certain business factors, in addition to those described above that directly affect our tenants and borrowers, will likely materially influence our future results of operations:

•

the financial and operational performance of our tenants and borrowers, particularly those that account for a significant portion of the income generated by our portfolio, such as the Texas Ten Tenant (as defined below), Baylor Scott & White Health, Life Generations Healthcare, Fundamental Healthcare and Vibra Healthcare (see “Recent Developments— Texas Ten Portfolio Update” and “Recent Developments— Fundamental Healthcare Portfolio Update” above);

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

•	reductions in reimbursements from Medicare, state healthcare programs and commercial insurance providers that may reduce our tenants’ profitability impacting our lease rates; and
•	competition from other financing sources.

Results of Operations

Three Months Ended September 30, 2018 Compared to September 30, 2017 (dollars in thousands)

	For the three months ended		Change
	September 30, 2018	September 30, 2017	$	%
Revenues
Rental income	$8,399	$15,114	$(6,715)	(44%)
Interest on mortgage notes receivable	1,103	644	459	71%
Interest on notes receivable	176	8	168	2,100%
Total revenues	9,678	15,766	(6,088)	(39%)
Expenses
Depreciation and amortization	4,388	3,931	457	12%
Property related	307	326	(19)	(6%)
Real estate acquisition related	610	33	577	1,748%
Franchise, excise and other taxes	96	50	46	92%
General and administrative	2,284	3,046	(762)	(25%)
Total operating expenses	7,685	7,386	299	4%
Operating income	1,993	8,380	(6,387)	(76%)

Other income (expense)
Interest and other income	1	3	(2)	(67%)
Interest expense	(3,190)	(2,117)	(1,073)	51%
	(3,189)	(2,114)	(1,075)	51%

Net income (loss)	$(1,196)	$6,266	$(7,462)	(119%)
Less: Net income attributable to noncontrolling interest	(951)	(941)	(10)	1%
Net income (loss) attributable to common stockholders	$(2,147)	$5,325	$(7,472)	(140%)

Total revenues for the three months ended September 30, 2018 decreased approximately $6.1 million, or 39%, over the prior-year period as a result of an approximately $6.7 million net decrease in rental income, partially offset by an approximately $0.6 million increase in interest on mortgage notes and notes receivable. Rental income decreased approximately $7.9 million related to the write-off of straight-line rent and conversion of the Texas Ten Tenant to non-accrual status for revenue recognition as described above under “Recent Developments— Texas Ten Portfolio Update.” This was partially offset by an increase in rental income of approximately $1.5 million from nine new properties acquired during and subsequent to the third quarter of 2017. Interest on mortgage notes and notes receivable increased approximately $1.0 million as a result of the origination of five mortgage notes and one note receivable during and subsequent to the third quarter of 2017, partially offset by a decrease of $0.3 million related to the conversion of a $12.5 million mortgage loan to fee simple ownership in November 2017.

Total operating expenses for the three months ended September 30, 2018 increased approximately $0.3 million, or 4%, over the prior-year period, primarily from: (i) an increase in depreciation expense of approximately $0.5 million related to the nine properties acquired during and subsequent to the third quarter of 2017; and (ii) an increase in real estate acquisition-related costs of approximately $0.6 million related to the write-off of capitalized project costs that are no longer being pursued. This was partially offset by a decrease in general and administrative expenses of approximately $0.8 million, which primarily consists of a $1.3 million decrease in compensation and related expenses, partially offset by a $0.6 million increase in professional services costs.

Interest expense for the three months ended September 30, 2018 increased approximately $1.1 million, or 51%, over the prior-year period. This increase was the result of (i) a higher weighted-average outstanding balance under the credit facility of approximately $74.8 million for the three months ended September 30, 2018 compared to the prior-year period; and (ii) a higher weighted-average interest rate under the credit facility, including the effect of the interest rate swap agreements, of 4.1% for the three months ended September 30, 2018, compared to 3.4% for the prior-year period.

Nine Months Ended September 30, 2018 Compared to September 30, 2017 (dollars in thousands)

	For the nine months ended		Change
	September 30, 2018	September 30, 2017	$	%
Revenues
Rental income	$40,649	$43,240	$(2,591)	(6%)
Interest on mortgage notes receivable	2,964	1,606	1,358	85%
Interest on notes receivable	341	27	314	1,163%
Total revenues	43,954	44,873	(919)	(2%)
Expenses
Depreciation and amortization	12,765	11,176	1,589	14%
Property related	1,726	1,155	571	49%
Real estate acquisition related	902	362	540	149%
Franchise, excise and other taxes	238	76	162	213%
General and administrative	10,656	9,196	1,460	16%
Total operating expenses	26,287	21,965	4,322	20%
Operating income	17,667	22,908	(5,241)	(23%)

Other income (expense)
Interest and other income	11	5	6	120%
Interest expense	(8,534)	(5,440)	(3,094)	57%
	(8,523)	(5,435)	(3,088)	57%

Net income	$9,144	$17,473	$(8,329)	(48%)
Less: Net income attributable to noncontrolling interest	(2,890)	(2,821)	(69)	2%
Net income attributable to common stockholders	$6,254	$14,652	$(8,398)	(57%)

Total revenues for the nine months ended September 30, 2018 decreased approximately $0.9 million, or 2%, over the prior-year period as a result of an approximately $2.6 million net decrease in rental income, partially offset by an approximately $1.7 million increase in interest on mortgage notes and notes receivable. Rental income decreased approximately $7.8 million related to the write-off of straight-line rent and conversion of the Texas Ten Tenant to non-accrual status for revenue recognition as described above under “Recent Developments— Texas Ten Portfolio Update.” This was partially offset by an increase in rental income of approximately $5.0 million in base rent from ten new properties acquired during and subsequent to the nine months ended September 30, 2017 and a $0.2 million net increase in operating expense reimbursements, which were offset by an increase in property-related expenses. Interest on mortgage notes and notes receivable increased approximately $2.5 million as a result of the origination of five mortgage notes and one note receivable during and subsequent to the nine months ended September 30, 2017, partially offset by a decrease of $0.8 million related to the conversion of a $12.5 million mortgage loan to fee simple ownership in November 2017.

Total operating expenses for the nine months ended September 30, 2018 increased approximately $4.3 million, or 20%, over the prior-year period, primarily from: (i) an increase in depreciation expense of approximately $1.6 million related to the ten properties acquired during and subsequent to the nine months ended September 30, 2017; (ii) an increase in property-related expenses of approximately $0.6 million, of which $0.2 million were offset by an increase in operating expense reimbursements included in rental income; (iii) an increase in real estate acquisition-related costs of approximately $0.5 million related to the write-off of capitalized project costs that are no longer being pursued; and (iv) a net increase in general and administrative expenses of approximately $1.5 million, which was comprised of an increase of $2.6 million in professional services costs primarily related to transaction costs in the second quarter of 2018 and an increase of approximately $0.2 million in stock-based compensation, partially offset by a decrease of $1.2 million in compensation and related expenses.

Interest expense for the nine months ended September 30, 2018 increased approximately $3.1 million, or 57%, over the prior-year period. This increase was the result of (i) a higher weighted-average outstanding balance under the credit facility of approximately $77.1 million for the nine months ended September 30, 2018 compared to the prior-year period; and (ii) a higher weighted-average interest rate under the credit facility, including the effect of the interest rate swap agreements, of 3.9% for the nine months ended September 30, 2018, compared to 3.1% for the prior-year period.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our primary sources of cash include operating cash flows, borrowings, including borrowings under our revolving credit facility and secured term loan, and net proceeds from equity issuances. Our primary uses of cash include funding acquisitions and investments consistent with our investment strategy, repaying principal and interest on outstanding borrowings, making distributions to our stockholders, funding our operations and paying accrued expenses. At September 30, 2018, we had $5.8 million of cash and cash equivalents.

As of November 9, 2018, we had approximately $13.2 million of estimated contractual obligations expected to be funded through March 31, 2019, excluding interest on our borrowings under the Credit Agreement. We expect to fund these obligations with a combination of cash flows from operations and borrowings under the Credit Agreement. Our long-term liquidity needs consist primarily of funds necessary to pay for the costs of acquiring additional healthcare properties and making additional loans and other investments, including funding potential future developments and redevelopments, and principal and interest payments on our debt. In addition, although the terms of our net leases generally obligate our tenants to pay capital expenditures necessary to maintain and improve our net-leased properties, we from time to time may fund the capital expenditures or other property-related items for our net-leased properties through loans to the tenants or advances, some of which may increase the amount of rent payable with respect to the properties. We may also fund the capital expenditures for any multi-tenanted properties, which currently include our one medical office building. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including limited partnership units in our operating partnership) or debt offerings, net cash provided by operations, borrowings under our revolving credit facility, long-term mortgage indebtedness and other secured and unsecured borrowings. However, our access to capital in order to fund future acquisitions, investments and the other activities described above in the near term is limited due to, among other things, the restrictions on the use of proceeds from borrowings under the Credit Agreement and the borrowing base availability under the Credit Agreement. See “—Credit Agreement” and “—Management’s Assessment of Future Borrowing Base Availability and Future Plans.” Our ability to make distributions to our stockholders is limited by the covenants in the Credit Agreement, including our maximum payout ratio, and may be further limited if the Performance Hurdle is not met. In addition, our ability to incur any additional other debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of the debt markets. Our ability to access the equity markets also will depend on a number of factors, including general market conditions for REITs and market perceptions about us. The Board of Directors has delayed a determination on the declaration of distributions to stockholders as a result of the Texas Ten Tenant’s non-payment of contractual rent due for the third quarter and pending a resolution of our efforts to re-tenant the Texas Ten Portfolio.

Under the Credit Agreement, we are subject to continuing covenants and are required to make continuing representations and warranties, and future indebtedness that we may incur may contain similar provisions. In addition, borrowings under the Credit Agreement are secured by pledges of the equity interests in substantially all of our subsidiaries. In the event of a default, the lenders could accelerate the timing of payments under the debt obligations and we may be required to repay such debt with capital from other sources, which may not be available on attractive terms, or at all, which would have a material adverse effect on our liquidity, financial condition, results of operations and ability to make distributions to our stockholders.

Credit Agreement

Our Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) provides for a $300 million secured revolving credit facility that matures in February 2021 and a $125 million secured term loan that matures in February 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee. At September 30, 2018 and 2017, the weighted-average interest rate under our credit facility was 4.3% and 3.4%, respectively. The weighted-average balance outstanding under our credit facility was approximately $245.2 million and $168.1 million for the nine months ended September 30, 2018 and 2017, respectively.

The revolving credit facility includes an unused facility fee equal to 0.25% of the amount of the unused portion of the revolving credit facility if amounts borrowed are equal to or greater than 50% of the total commitments or 0.35% if amounts borrowed are less than 50% of such commitments.

The amount available to borrow under the Credit Amendment is limited according to a borrowing base valuation of assets owned by subsidiaries of our operating partnership. The credit facility is secured by a pledge of our operating partnership’s equity interests in its subsidiaries that own borrowing base assets, which is substantially all of our assets.

On October 9, 2018, we entered into the Second Amendment (the “Credit Amendment”) to the Credit Amendment. The Credit Amendment amends certain terms, covenants and conditions of the Credit Agreement, including, but not limited to the following:

•

increases the applicable margin from pre-amendment of 1.75% to 3.00% for LIBOR-rate loans and 0.75% to 2.00% for base-rate loans to post-amendment of 2.00% to 3.50% for LIBOR-rate loans and 1.00% to 2.50% for base-rate loans, in each case depending on the Company’s leverage ratio, until the Performance Hurdle has occurred, at which time, subject to certain conditions, the applicable margins will revert to those in effect prior to the Credit Amendment;

•	temporarily increases the borrowing base availability attributable to our borrowing base assets, other than the Texas Ten Portfolio, until December 31, 2018;
•

reduces the borrowing base availability attributable to the Texas Ten Portfolio until the earlier to occur of the Texas Ten Revaluation Date and December 31, 2018; provided, that the borrowing base availability attributable to the Texas Ten Portfolio will be reduced to zero and the Texas Ten Portfolio will be excluded as a borrowing base asset if the Texas Ten Revaluation Date does not occur on or prior to December 31, 2018;

•

until the Performance Hurdle has occurred, restricts the Operating Partnership’s use of proceeds from borrowings under the Credit Agreement, unless approved by lenders representing two-thirds of the outstanding commitments under the Credit Agreement. Proceeds totaling approximately $20.4 million have been pre-approved for specific uses, comprised primarily of the remaining funding obligations for the expansion at Mountain’s Edge Hospital and under the Company’s construction mortgage loan to Haven Healthcare;

•

provides that the covenants relating to (i) the minimum aggregate occupancy rate for borrowing base properties and (ii) the maximum adjusted net operating income attributable to a tenant or group of affiliated tenants, shall not apply on or before March 31, 2019; and

•

does not place additional limitations regarding dividends and distributions prior to December 31, 2018; however, if a default or event of default has occurred as a result, in whole or in part, of the failure of the Texas Ten Revaluation Date to occur on or before December 31, 2018, prohibits us from making any dividends or distributions unless approved by lenders representing two-thirds of the outstanding commitments under the Credit Agreement.

Under the Credit Amendment, the “Texas Ten Revaluation Date” is defined as the occurrence of all of the following: (i) the written approval by the administrative agent and lenders representing 60.0% of the outstanding commitments under the Credit Agreement of a tenant for the Texas Ten Portfolio pursuant to a lease approved in writing by the administrative agent (the “Replacement Texas Ten Lease”) and a termination of the existing lease for the Texas Ten Portfolio, all pursuant to agreements approved in writing by the administrative agent; (ii) delivery to the administrative agent of a new appraisal of, and the determination of a new appraised value for, the Texas Ten Portfolio based upon the Replacement Texas Ten Lease; and (iii) compliance with each other provision of the Credit Agreement relating to the inclusion of borrowing base assets in the determination of borrowing base availability under the Credit Agreement.

Under the Credit Amendment, the “Performance Hurdle” is defined as the occurrence of all of the following: (i) the Texas Ten Revaluation Date shall have occurred on or before December 31, 2018; (ii) the completion of the expansion at Mountain’s Edge Hospital in accordance with the terms of the Fundamental Master Lease, subject to certain other conditions; (iii) the obligations of the tenant under the Fundamental Master Lease to pay full rent and of the tenant under the Replacement Texas Ten Lease to pay rent shall have commenced; (iv) no default or event of default under the Fundamental Master Lease or the Replacement Texas Ten Lease shall have occurred; (v) the tenants under the Fundamental Master Lease and the Replacement Texas Ten Lease shall have not less than one full quarter history of paying rent and reserves with no payment defaults, late payments or delinquencies; (vi) our operating partnership shall have delivered to the administrative agent a written request to return to the original pricing spreads in effect prior to the Credit Amendment (which request may not be delivered prior to July 1, 2019), together with a written certification that the foregoing conditions have been satisfied; and (vii) lenders representing two-thirds of the outstanding commitments under the Credit Agreement shall have approved the return to the original pricing spreads in effect prior to the Credit Amendment.

We incurred fees associated with the Credit Amendment of approximately $0.7 million. These costs will be amortized to interest expense through July 1, 2019.

The maximum available capacity under the Credit Agreement, after giving effect to the Credit Amendment, was $287.9 million at November 9, 2018. At November 9, 2018, we had $276.5 million in borrowings outstanding, of which $151.5 million was outstanding under the revolving credit facility with a weighted-average interest rate of 5.04%, reflecting a 2.75% spread over LIBOR, and $125.0 million was outstanding under the term loan. As of November 9, 2018, we had approximately $11.4 million in additional available borrowing capacity under the Credit Agreement, which may be used only for the purposes described above unless and until the Performance Hurdle has occurred.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with various customary restrictive covenants, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In particular, the Credit Agreement limits our distributions to stockholders to 95% of funds from operations (as defined in the Credit Agreement), subject to certain exceptions, which may reduce the amount of distributions we otherwise would make to stockholders. In addition, the Credit Agreement requires us to satisfy certain financial covenants.

The Credit Agreement also contains customary events of default, in certain cases subject to customary periods to cure, including among others, nonpayment of principal or interest, material breach of representations and warranties and failure to comply with covenants. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the credit facility to be immediately due and payable. We were in compliance with all financial covenants at September 30, 2018.

Our operating partnership is the borrower under the Credit Agreement, and we and certain of our subsidiaries serve as guarantors under the Credit Agreement.

Management’s Assessment of Future Borrowing Base Availability and Future Plans

We currently estimate borrowings outstanding under the Credit Agreement would exceed the borrowing base availability as of January 1, 2019 by approximately $60 million if the Texas Ten Portfolio is not re-leased on or prior to December 31, 2018, in accordance with the terms of the Credit Amendment. We expect to obtain the necessary bank group approvals for a new lease for the entire Texas Ten Portfolio prior to the expiration of the borrowing base terms in the Credit Amendment. Discussions are in advanced stages with multiple parties that have expressed interest in the portfolio. At this time, we believe any new lease would be a triple-net lease providing for annual base rents to us of approximately $7.7 million with tenant responsible for property taxes, utilities, maintenance, and other operating expenses. The terms of the new lease are expected to allow the Texas Ten Portfolio to satisfy the borrowing base eligibility requirements included in the Credit Agreement and reset the borrowing base availability to a minimum of approximately $264.5 million.

We also believe that borrowings outstanding on the Credit Agreement will be reduced by December 31, 2018. We have one mortgage note receivable and one note receivable that mature on December 31, 2018 with aggregate outstanding principal and interest of approximately $18.6 million. Proceeds from the repayment of these loans will be applied to amounts outstanding on the credit facility, which would reduce borrowings below the revised borrowing base availability noted above.

The two events described above along with our current cash on hand and expected monthly net cash flows are expected to provide sufficient liquidity for us to satisfy the remaining funding obligations under the Haven construction mortgage loan and Mountain’s Edge expansion project as well as ongoing operating expenses, including interest payments under the Credit Agreement throughout the remainder of 2018 and all of 2019.

If we do not satisfy the Texas Ten Revaluation Date criteria by December 31, 2018 or collect the principal and interest on the one mortgage note receivable and one note receivable that mature on December 31, 2018, we expect our borrowings under the Credit Agreement will exceed borrowing base availability. We would seek an additional modification of the Credit Agreement to remedy any over-advanced position, which may include, but is not limited to, granting the lenders a first mortgage interest in its real estate portfolio in order to secure all amounts outstanding under the Credit Agreement. Based upon preliminary discussions with the lead agent under the Credit Agreement, we believe that a conversion to a mortgaged-back facility is executable and the value of our real estate investments is sufficient to cover amounts outstanding on the facility.

We have been in compliance with all financial covenants included in the Credit Agreement and we expect to remain in compliance with the financial covenants over the next twelve months.

We believe that the actions described above to eliminate the risk of borrowings exceeding the borrowing base capacity under the Credit Agreement are probable; however, there can be no assurance that the foregoing actions will occur in the manner expected or will in fact eliminate such risk.

Sources and Uses of Cash

The sources and uses of cash reflected in our consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are summarized below (dollars in thousands):

	For the nine months ended September 30,
	2018	2017	Change
Cash, cash equivalents and restricted cash at beginning of period	$12,640	$9,771	$2,869
Net cash provided by operating activities	19,127	29,928	(10,801)
Net cash used in investing activities	(57,894)	(70,274)	(12,380)
Net cash provided by financing activities	31,937	37,839	(5,902)
Cash, cash equivalents and restricted cash at end of period	$5,810	$7,264	$(1,454)

Operating Activities- Cash flows from operating activities decreased by $10.8 million during the nine months ended September 30, 2018 compared to the same period in 2017. Operating cash flows were primarily impacted by a net decrease in cash of $7.3 million related to other operating assets and liabilities and a $0.9 million net decrease in deferred revenues based on the timing of rents collected. Additionally, there was a $2.6 million net decrease related to the conversion of the Texas Ten Tenant to non-accrual status for revenue recognition as described above under the heading “Texas Ten Portfolio Update.” This was partially offset by increases in rent and interest income on acquisitions completed during and subsequent to the nine months ended September 30, 2017. We expect that, on an annual basis, our cash flows from operating activities may exceed our cash dividends to stockholders. However, to the extent cash distributions to stockholders exceed cash flows from operating activities in any period, we expect to fund such excess distributions with available cash on hand or, if permitted under the terms of the Credit Agreement, amounts available under our credit facility.

Investing Activities- Cash used in investing activities during the nine months ended September 30, 2018 decreased by $12.4 million compared to the same period in 2017. This decrease is a result of completing fewer acquisitions and debt investments during the nine months ended September 30, 2018 as compared to the prior-year period.

Financing Activities- Cash provided by financing activities for the nine months ended September 30, 2018 decreased by $5.9 million compared to the same period in 2017. The change resulted primarily from a reduction of $8.7 million in borrowings under our credit facility during the nine months ended September 30, 2018 as compared to the prior-year period and lower deferred loan costs paid of $2.7 million.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements.

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

Adjusted Funds from Operations

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations.  To calculate AFFO, we further adjust FFO for certain items that are not added to net income in Nareit’s definition of FFO, such as acquisition expenses on completed real estate transactions, non-real estate-related depreciation and amortization (including amortization of lease incentives, tenant allowances and leasing costs), stock-based compensation expenses, and any other non-comparable or non-operating items, that do not relate to the operating performance of our properties. For the nine months ended September 30, 2018, approximately $2.0 million of transaction costs comprised primarily of professional fees incurred during the second quarter of 2018 was added back in the calculation of AFFO. To calculate AFFO, we also adjust FFO to remove the effect of straight-line rent revenue, which represents the recognition of net unbilled rental income expected to be collected in future periods of a lease agreement that exceeds the actual contractual rent due periodically from tenants for their use of the leased real estate under each lease. Noncontrolling interest amounts represent adjustments to reflect only our share of straight line rent revenue.

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

The table below reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and AFFO attributable to common stockholders for the three and nine months ended September 30, 2018 and 2017 and is presented using the weighted-average common shares as determined in our computation of earnings per share. The effects of restricted shares of common stock and restricted stock units (“RSUs”) were included in the dilutive weighted-average common shares outstanding for the calculation of FFO and AFFO per common share for the three months ended September 30, 2018 as their effects were dilutive. Restricted shares and RSUs were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2018 because their effects were not dilutive.

FFO and AFFO attributable to common stockholders for the three and nine months ended September 30, 2018 as compared to the same period in the prior year include the effects of the reduction in revenues from the Texas Ten Portfolio as described above under the heading “Recent Developments—Texas Ten Portfolio Update” and higher interest expense, partially offset by higher revenues from new investment activities. FFO attributable to common stockholders for the nine months ended September 30, 2018 also includes the effect of $2.0 million in transaction costs incurred in the second quarter of 2018 comprised primarily of professional fees.

The amounts presented below are in thousands, except per share amounts.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$(2,147)	$5,325	$6,254	$14,652
Real estate depreciation and amortization, net of noncontrolling interest	4,308	3,849	12,513	10,929
FFO attributable to common stockholders	2,161	9,174	18,767	25,581
Stock-based compensation expense	781	783	2,833	2,673
Deferred financing costs amortization	262	241	779	803
Expensed transaction costs	13	-	2,059	-
Non-real estate depreciation and amortization	131	136	406	422
Straight-line rent expense	37	39	112	118
Straight-line rent revenue, net of noncontrolling interest	3,737	(1,348)	1,092	(3,496)
AFFO attributable to common stockholders	$7,122	$9,025	$26,048	$26,101

Weighted-average shares outstanding- earnings per share
Basic	31,624	31,467	31,576	31,429
Diluted	31,624	31,506	31,618	31,460

Net income (loss) attributable to common stockholders per share
Basic and diluted	$(0.07)	$0.17	$0.19	$0.46

Weighted-average common shares outstanding- FFO and AFFO
Basic	31,624	31,467	31,576	31,429
Diluted	31,673	31,506	31,618	31,460

FFO per common share
Basic and diluted	$0.07	$0.29	$0.59	$0.81

AFFO per common share
Basic	$0.23	$0.29	$0.82	$0.83
Diluted	$0.22	$0.29	$0.82	$0.83

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary market risk to which we are exposed is interest rate risk. As of September 30, 2018, we had $146.0 million outstanding under our revolving credit facility and $125.0 million outstanding under our term loan, all of which bear interest at a variable rate, and no other outstanding debt. We entered into interest rate swaps on the term loan that effectively converted it into fixed-rate debt. At September 30, 2018, LIBOR on our outstanding borrowings was 2.14%. Assuming no increase in the amount of our variable-rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.5 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced by 100 basis points, our cash flow would increase by approximately $1.5 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.

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

Item 1A. Risk Factors

Other than the risk factor below, there have been no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

If we are unable to re-lease the Texas Ten Portfolio or satisfy certain other conditions under the Credit Agreement, it could have a material adverse effect on our business, financial condition, results of operations, ability to make distributions to our stockholders and the market price of our common stock.

Due to the Texas Ten Tenant’s operational issues and related non-payment of full contractual rent, we began recognizing revenue under the master lease for the Texas Ten Portfolio as cash is received effective July 1, 2018. Beginning in May 2018, the Texas Ten Tenant stopped paying the monthly contractual rent due under the master lease and applied its full two-month base rent security deposit to satisfy the monthly rents due for May and June 2018. During the three months ended September 30, 2018, the Texas Ten Tenant paid us approximately $0.5 million in cash rent, compared to the $3.3 million in rent that was due during the quarter, and repaid approximately $0.2 million of the $0.8 million in 2017 property taxes that we paid on behalf of the Texas Ten Tenant during the second quarter of 2018. The Texas Ten Tenant continues to experience operational and liquidity issues and, if we are unable to re-lease the Texas Ten Portfolio to a new operator and the Texas Ten Tenant continues not to pay a significant portion of its rent, it would have a material adverse effect on our results of operations. Even if we re-lease the Texas Ten Portfolio, we expect that any new lease will be at rental rates significantly below that of the existing lease, which will reduce our revenues and operating income compared to prior periods and may adversely impact the amount of distributions we may make in the future to our stockholders, which is subject to a coverage ratio covenant in the Credit Agreement and the determination by our Board of Directors from time to time.

Under the Credit Agreement, if we are unable to re-lease the Texas Ten Portfolio on terms acceptable to the lenders or satisfy the other criteria of the Texas Ten Revaluation Date on or prior to December 31, 2018, the borrowing base availability attributable to the Texas Ten Portfolio will be reduced to zero and the Texas Ten Portfolio will be excluded as a borrowing base asset, which we currently estimate would cause the borrowings outstanding under the Credit Agreement to exceed the borrowing base availability as of January 1, 2019 by approximately $60 million. In addition, the failure of any of our other tenants to meet their payment or other material obligations under their leases, including Fundamental’s failure to timely make its rental payments under its modified master lease, also would reduce our borrowing base availability under the Credit Agreement. Further, until the Performance Hurdle has occurred, our use of proceeds from borrowings under the Credit Agreement is restricted to approximately $20.4 million that have been pre-approved for specific uses, comprised primarily of existing funding obligations, unless approved by lenders representing two-thirds of the outstanding commitments under the Credit Agreement. If we are unable to satisfy the Performance Hurdle criteria, which cannot occur prior to July 1, 2019, it would materially and adversely affect our financial condition and growth prospects.

If our outstanding borrowings under the Credit Agreement exceed our borrowing base availability at any time, we can provide no assurances that we will have access to capital on attractive terms, or at all, in order to pay down the outstanding borrowings to an amount below our borrowing base availability at that time. We also can provide no assurances that the lenders would agree to an additional modification of the Credit Agreement to remedy any excess borrowings or that the borrowers under our mortgage note receivable and note receivable will pay us the approximately $18.6 million of principal and interest, which is payable on December 31, 2018 and which we would use to reduce the outstanding borrowings under the Credit Agreement. If a default or event of default has occurred as a result, in whole or in part, of the failure of the Texas Ten Revaluation Date to occur on or before December 31, 2018, we will be prohibited from making any dividends or distributions to our stockholders, unless approved by lenders representing two-thirds of the outstanding commitments under the Credit Agreement. Furthermore, the occurrence of an event of default under the Credit Agreement, following any applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the Credit Agreement to be immediately due and payable, the funds for which may not be available to us on attractive terms, or at all, which could result in foreclosure on the equity interests in our subsidiaries that are pledged as collateral under the Credit Agreement. The result of any of the foregoing risks could materially and adversely affect our business, financial condition, results of operations, ability to make distributions to our stockholders and the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

During the three months ended September 30, 2018, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2014 Equity Incentive Plan (the “Plan”). The following table summarizes all of these repurchases during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2018	22,743	11.20	N/A	N/A
August 1 through August 31, 2018	-	-	N/A	N/A
September 1 through September 30, 2018	-	-	N/A	N/A
Total	22,743
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

MedEquities Realty Trust, Inc.

Date: November 9, 2018	By:	/s/ John W. McRoberts
John W. McRoberts
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Jeffery C. Walraven
Jeffery C. Walraven
Chief Financial Officer (Principal Financial Officer)