Form 10-K
period 2018-12-31
MedEquities Realty Trust, Inc.
filed 2019-02-25
CIK 1616314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $316,714,569, based on the closing stock price of $11.02 as reported on the New York Stock Exchange.

The number of shares of registrant’s common stock outstanding as of February 19, 2019 was 31,840,651.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders or, in the event that the registrant does not file such proxy statement within 120 days after the end of the registrant’s fiscal year, such information will be provided instead by an amendment to this Annual Report on Form 10-K not later than 120 days after the end of the registrant’s fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events, including, among other things, discussion and analysis of our future financial condition, results of operations, funds from operations (“FFO”), adjusted funds from operations (“AFFO”), our strategic plans and objectives, cost management, potential property acquisitions and other investments, anticipated capital expenditures (and access to capital), amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “might,” “should,” “result” and variations of these words and other similar expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Factors that may impact forward-looking statements include, among others, the following:

•	risks associated with our ability to consummate the merger with Omega Healthcare Investors, Inc. (“Omega”);
•	risks associated with the pendency of the merger adversely affecting our business;
•	risks related to disruption of management’s attention from the ongoing business operations due to the pending merger;
•	the outcome of any legal proceedings relating to the merger;
•	risks and uncertainties related to the national, state and local economies, particularly the economies of Texas, California and Nevada, and the real estate and healthcare industries in general;
•	availability and terms of capital and financing, including the borrowing capacity under our credit agreement;
•	the successful operations of our largest tenants;
•	the ability of certain of our tenants to improve their operating results, which may not occur on the schedule or to the extent that we anticipate, or at all;
•	the impact of existing and future healthcare reform legislation on our tenants, borrowers and guarantors;
•	adverse trends in the healthcare industry, including, but not limited to, changes relating to reimbursements available to our tenants by government or private payors;
•	our tenants’ ability to make rent payments, particularly those tenants comprising a significant portion of our portfolio and those tenants occupying recently developed properties;
•	adverse effects of healthcare regulation and enforcement on our tenants, operators, borrowers, guarantors and managers and us;
•	our guarantors’ ability to ensure rent payments;
•	our possible failure to maintain our qualification as a real estate investment trust (“REIT”) and the risk of changes in laws governing REITs;
•	our dependence upon key personnel whose continued service is not guaranteed;
•	our ability to identify and consummate attractive acquisitions and other investment opportunities, including different types of healthcare facilities and facilities in different geographic markets;
•	our ability to source off-market and target-marketed deal flow;
•	fluctuations in mortgage and interest rates;
•	risks and uncertainties associated with property ownership and development;
•	failure to integrate acquisitions successfully;
•	potential liability for uninsured losses and environmental liabilities;
•	the potential need to fund improvements or other capital expenditures out of operating cash flow; and
•	potential negative impacts from the changes to the U.S. tax laws.

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

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. Our management team has extensive experience in acquiring, owning, developing, financing, operating, leasing and disposing of many types of healthcare properties, portfolios and operating companies. As of December 31, 2018, our portfolio was comprised of 34 healthcare facilities that contained a total of 2,758 licensed beds. Our properties are located in Texas, California, South Carolina, Nevada, Indiana, Connecticut and Tennessee and include 20 skilled nursing facilities, five behavioral health facilities, three acute care hospitals, two long-term acute care hospitals, two inpatient rehabilitation facilities, one assisted living facility and one medical office building. In addition, as of December 31, 2018, we had six healthcare-related debt investments totaling $52.0 million. As of December 31, 2018, all of our properties other than our medical office building were 100% leased pursuant to triple-net leases with lease expirations ranging from March 2029 to September 2033.

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

We were incorporated in Maryland on April 23, 2014, and we are the sole member of the general partner of our operating partnership. All of our assets are held by, and our operations are conducted through, our operating partnership. As of December 31, 2018, we owned all of the outstanding units of limited partnership interest (“OP units”) of our operating partnership. We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2014.

Merger Agreement

As previously disclosed, on January 2, 2019, we  entered into an Agreement and Plan of Merger (the “merger agreement”) with Omega, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth in the merger agreement, we will merge with and into Omega (such merger transaction, the “merger”) at the effective time of the merger (the “merger effective time”), with Omega continuing as the surviving company in the merger. At the merger effective time, each outstanding share of our common stock will be converted into the right to receive (i) 0.235 of a share of common stock of Omega, subject to adjustment under certain limited circumstances, plus the right to receive cash in lieu of any fractional shares of Omega common stock; and (ii) an amount in cash equal to $2.00, subject to adjustment under certain limited circumstances.

Pursuant to the terms of the merger agreement, we will declare a special dividend of $0.21 per share of our common stock payable to the holders of record of our common stock as of the end of trading on the New York Stock Exchange (the “NYSE”) on the trading day immediately prior to the closing date of the merger, which will be payable together with the cash consideration in the merger in accordance with the terms of the merger agreement (the “pre-closing dividend”).

The merger is subject to customary closing conditions, including, but not limited to, the approval of our stockholders. The proposed merger is currently expected to close in the first half of 2019.

The foregoing description of the merger and the merger agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, which is filed as Exhibit 2.1 hereto and is incorporated herein by reference.

Our Portfolio

As of December 31, 2018, our portfolio was comprised of 34 healthcare facilities that contain a total of 2,758 licensed beds. Our properties, which we acquired for an aggregate gross purchase price of $598.1 million, are located in Texas, California, Nevada, South Carolina, Indiana, Connecticut and Tennessee. We own 100% of all of our properties, other than Lakeway Regional Medical Center (“Lakeway Hospital”), in which we own a 51% interest through our consolidated partnership that owns Lakeway Hospital (the “Lakeway Partnership”). Our single-tenant properties are leased to ten operators with experienced management teams, with no single tenant/guarantor representing more than 25.6% of total revenue for the year ended December 31, 2018. In addition, we had six healthcare-related debt investments totaling $52.0 million as of December 31, 2018.

In November 2018, we signed a new, 15-year triple-net master lease with certain affiliates of Creative Solutions in Healthcare, Inc. (“Creative Solutions”) for the ten skilled nursing facilities in Texas (the “Texas Ten Portfolio”) previously leased to affiliates of OnPointe (the “Prior Texas Ten Tenant”).  Creative Solutions began operations of the Texas Ten Portfolio on January 1, 2019. Initial base rent under the lease is $7.7 million with annual escalators of 2.0% and two, five-year tenant renewal options.

Our Properties

The following table contains information regarding the healthcare facilities in our portfolio as of December 31, 2018 (dollars in thousands).

Property	Major Tenant(s) (1)	Location	Property Type (2)	% Leased	Gross Investment	Lease Expiration(s)	Rental income for the year ended December 31, 2018
Texas Ten Portfolio (10 properties)	Creative Solutions (3)	TX	SNF	100%	$145,142	December 2033	$2,918	(3)
Life Generations Portfolio (6 properties)	Life Generations	CA	SNF- 5; ALF- 1	100%	96,696	March 2030	8,618
Lakeway Hospital (4)	Baylor Scott & White	Lakeway, TX	ACH	100%	75,056	August 2031	15,156
Kentfield Rehabilitation & Specialty Hospital	Vibra Healthcare	Kentfield, CA	LTACH	100%	58,030	December 2031	5,360
Mountain's Edge Hospital	Fundamental Healthcare	Las Vegas, NV	ACH	100%	34,556	March 2032	4,315
AAC Portfolio (4 properties)	AAC Holdings	TX, NV	BH	100%	25,047	August 2032	2,440
Southern Indiana Rehabilitation Hospital	Vibra Healthcare	IN	IRF	100%	23,376	June 2033	1,238
Horizon Specialty Hospital of Henderson	Fundamental Healthcare	Las Vegas, NV	LTACH	100%	20,010	March 2032	1,975
Physical Rehabilitation and Wellness Center of Spartanburg	Fundamental Healthcare	Spartanburg, SC	SNF	100%	20,000	March 2029	1,975
Vibra Rehabilitation Hospital of Amarillo	Vibra Healthcare	Amarillo, TX	IRF	100%	19,399	September 2030	1,596
Advanced Diagnostics Hospital East	AD Hospital East	Houston, TX	ACH	100%	17,549	November 2032	1,979
Mira Vista Court	Fundamental Healthcare	Fort Worth, TX	SNF	100%	16,000	March 2029	1,586
North Brownsville Medical Plaza (5)	Aesthetic Vein & Laser Institute (6)	Brownsville, TX	MOB	21%	15,634	November 2019- July 2021	829
Magnolia Portfolio (2 properties)	Magnolia Health	IN	SNF	100%	15,039	July 2032	1,542
Woodlake at Tolland Nursing and Rehabilitation Center	Prospect Eldercare	Tolland, CT	SNF	100%	10,133	June 2029	993
Norris Academy	Sequel Realty, LLC	Andersonville, TN	BH	100%	6,385	September 2033	181
Total					$598,052		$52,701
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

(3)

The rental income for the year ended December 31, 2018 relates to the Prior Texas Ten Tenant. On December 31, 2018, the lease with the Prior Texas Ten Tenant was terminated. The Company entered into a 15-year triple-net master lease agreement with certain affiliates of Creative Solutions for the Texas Ten Portfolio, which commenced on January 1, 2019. Initial annual base rent under the lease is approximately $7.7 million.

(4)	We own the facility through the Lakeway Partnership, a consolidated partnership, which, based on total equity contributions of $2.0 million, is owned 51% by us.
(5)	We are the lessee under a ground lease that expires in 2081, with two ten-year extension options, and provides for annual base rent of approximately $0.2 million in 2018.
(6)

Effective January 1, 2019, the Company entered into a 10-year lease agreement with Columbia Valley Healthcare System. This lease is for approximately 29.1% of the building. Initial annual base rent under the lease is approximately $0.4 million and provides for property operating expense reimbursements.

Debt Investments

Loan	Borrower(s)	Principal Amount Outstanding	Maturity Date	Interest Rate	Collateral	Guarantors
Vibra Mortgage Loan	Vibra Healthcare, LLC and Vibra Healthcare II, LLC	$8,651	June 30, 2023 (1)	9.0%	Vibra Hospital of Western Massachusetts	Vibra Healthcare Real Estate Company II, LLC and Vibra Hospital of Western Massachusetts, LLC
Medistar Gemini Mortgage Loan	Medistar Gemini, LLC	9,700	February 28, 2019 (2)	12.0%	Medistar Gemini	Medistar Investments, Inc. and Manfred Co., L.C.
Haven Construction Mortgage Loan	HBS of Meridian, LLC	16,229	July 8, 2021 (3)	10.0%	Inpatient psychiatric hospital under construction in Meridian, ID	CPIV Haven Holdings, LLC
Cobalt Mortgage Loan	Louisville Rehab LP	5,414	January 17, 2021	9.5% (4)	Second lien on an inpatient rehabilitation facility under construction in Clarksville, IN	Executive personal guarantee
Adora Midtown Mortgage Loan	Adora 9 Realty, LLC	5,000	March 29, 2020	10.0%	Second lien on Adora Midtown and first lien on an additional parcel of land in Dallas, Texas	Adora Creekside Realty, LLC; personal guarantee of two executives
		$44,994
(1)

On June 27, 2018, this loan, which was originated on August 1, 2014, was modified to convert to a 10-year amortizing loan with monthly principal and interest payments and a balloon payment on the maturity date on June 30, 2023. Principal of $1.0 million was repaid at the date of modification and the interest rate of 9.0% was unchanged.

(2)

This loan was originated on August 1, 2017 with additional funding on February 16, 2018, at which time the interest rate under the loan increased from 10.0% per annum to 12.0% per annum. Mortgage interest accrues monthly but is not due until the maturity date of February 28, 2019.

(3)	This construction mortgage loan of up to $19.0 million was originated on January 5, 2018. Interest accrues monthly and is added to the outstanding balance of the mortgage note receivable.
(4)

This loan has an annual interest rate of 9.5%, which has a claw-back feature that would equate to a 15% annual interest rate from inception of the loan should we elect not to exercise our purchase option on the property under development.

We also have a $7.0 million pre-development note receivable with Medistar Stockton Rehab, LLC. The note accrues interest at an annual rate of 10.0% that is payable on the maturity date of February 28, 2019. The note is secured by a leasehold mortgage on the development of a future healthcare facility in Stockton, California.

Summary of Investments by Type

The following table contains information regarding the healthcare facilitates and debt investments in our portfolio as of and for the year ended December 31, 2018 (dollars in thousands). Revenue includes rental income and interest on mortgage notes receivable.

	Properties/ Debt Investments	Licensed Beds	Gross Investment	% of Gross Investment	Revenue for the year ended December 31, 2018	% of Revenue for the year ended December 31, 2018
Skilled nursing facilities (1)	21	2,252	303,010	46.6%	17,632	30.8%
Acute care hospitals	3	240	127,161	19.6%	21,452	37.5%
Long-term acute care hospitals	2	99	78,040	12.0%	7,334	12.8%
Behavioral health facilities	5	63	31,432	4.8%	2,620	4.6%
Inpatient rehabilitation facility	2	104	42,775	6.6%	2,834	4.9%
Medical office building	1	-	15,634	2.4%	829	1.4%
Mortgage and other notes receivable (2)	6	-	51,994	8.0%	4,559	8.0%
	40	2,758	$650,046	100.0%	$57,260	100.0%
(1)	Includes one assisted living facility connected to a skilled nursing facility.
(2)

Mortgage interest revenue includes approximately $0.3 million in interest related to the Norris Academy construction loan prior to our acquisition of the facility upon completion of the construction project on September 21, 2018.

Geographic Concentration

The following table contains information regarding the geographic concentration of the healthcare facilities in our portfolio as of and for the year ended December 31, 2018 (dollars in thousands).

State	No. of SNFs	No. of ACHs	No. of LTACHs	No. of BHs	No. of IRFs	No. of MOBs	No. of Licensed Beds	Gross Investment	Rental Income	% of Rental Income
Texas	11	2	-	2	1	1	1,437	300,259	25,288	48.0%
California (1)	6	-	1	-	-	-	619	154,726	13,977	26.5%
Nevada	-	1	1	2	-	-	169	68,134	7,507	14.3%
South Carolina	1	-	-	-	-	-	120	20,000	1,975	3.7%
Indiana	2	-	-	-	1	-	220	38,415	2,780	5.3%
Connecticut	1	-	-	-	-	-	130	10,133	993	1.9%
Tennessee	-	-	-	1	-	-	63	6,385	181	0.3%
	21	3	2	5	2	1	2,758	$598,052	$52,701	100.0%
(1)	Includes one assisted living facility connected to a skilled nursing facility.

Tenant Concentration

The following table contains information regarding the largest tenants, guarantors and borrowers in our portfolio as a percentage of revenue (rental income and interest on mortgage notes receivable and note receivable) for the years ended December 31, 2018 and 2017 and a percentage of total real estate assets (gross real estate properties, mortgage notes receivable and note receivable) as of December 31, 2018 and 2017.

	% of Revenue for the year ended December 31,		% of Total Real Estate Assets at December 31,
	2018	2017	2018	2017
Baylor Scott & White Health	25.6%	24.1%	11.5%	12.9%
Fundamental Healthcare	17.2%	15.1%	13.9%	14.8%
Vibra Healthcare	15.8%	12.9%	16.8%	15.0%
Life Generations Healthcare	15.0%	14.1%	14.9%	16.6%
Prior Texas Ten Tenant (1)	5.1%	23.5%	22.3%	24.9%
(1)

On December 31, 2018, the lease with the Prior Texas Ten Tenant was terminated. The Company entered into a 15-year triple-net master lease agreement with certain affiliates of Creative Solutions for the Texas Ten Portfolio, which commenced on January 1, 2019. Initial annual base rent under the lease is approximately $7.7 million. Effective July 1, 2018, we began recognizing revenue under the lease with the Prior Texas Ten Tenant as cash is received. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Texas Ten Portfolio Update.”

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

Baylor Scott & White Health

Our tenant at Lakeway Hospital is Scott & White Hospital – Round Rock (the “Baylor Lessee”), with Baylor University Medical Center (“BUMC”) as guarantor. These entities are part of the Baylor Scott & White Health system (“BSW Health”), the largest not-for-profit healthcare system in Texas. BSW Health is one of the largest healthcare delivery systems in the United States with a nationally recognized network of 48 hospitals, more than 800 patient access points, more than 7,800 active physicians and over 47,000 employees providing services focused in the Dallas-Fort Worth metropolitan area and central Texas region.

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

Creative Solutions in Healthcare

Creative Solutions is a privately owned, owner-operator of long-term care facilities based in Fort Worth, Texas and has approximately 6,000 employees. Founded in 2000, Creative Solutions has a proven track record in the long-term care industry and as of December 31, 2018, operates 55 skilled nursing facilities and seven assisted living facilities with an aggregate of more than 6,400 beds across the State of Texas. Upon commencement of the master lease of the Texas Ten Portfolio on January 1, 2019, Creative Solutions will operate 72 facilities with an aggregate of more than 7,600 beds and will become one of the largest skilled nursing operators in Texas.

Fundamental Healthcare

Fundamental Healthcare is a privately owned owner-operator headquartered in Sparks, Maryland. Fundamental Healthcare, through its subsidiaries, operates 90 healthcare facilities in ten states, including skilled nursing facilities, long-term acute care hospitals and rehabilitation centers, and has longstanding, industry-wide relationships. Fundamental Healthcare’s facilities are largely concentrated in Nevada, South Carolina, Maryland and Texas.

Fundamental Healthcare’s wholly owned subsidiary, THI of Baltimore, serves as guarantor for each of our leases with subsidiaries of Fundamental Healthcare. Subsidiaries of THI of Baltimore operate 82 skilled nursing facilities, one long-term acute care hospital, two acute care hospitals and one inpatient psychiatric hospital.

Life Generations

Life Generations Healthcare, LLC (“Life Generations”) is a privately owned owner-operator of long-term care facilities that began operations in 1998 and has approximately 4,900 employees. As of December 31, 2018, Life Generations operated 25 skilled nursing facilities and two assisted living facilities in California and Nevada, with an aggregate of more than 3,000 beds, and a therapy company that provides physical, occupational and speech therapy to residents in Life Generations’ facilities.

Vibra Healthcare

Founded in 2004, Vibra Healthcare is a privately owned, nationwide owner-operator of freestanding long-term acute care hospitals and inpatient rehabilitation facilities, headquartered in Mechanicsburg, Pennsylvania. Vibra Healthcare and its subsidiaries serve as guarantors for the leases for the Kentfield Rehabilitation & Specialty Hospital, Vibra Rehabilitation Hospital of Amarillo and Southern Indiana Rehabilitation Hospital. At December 31, 2018, Vibra operated 29 long-term acute care hospitals, nine inpatient rehabilitation facilities, four skilled nursing units and 21 outpatient clinics located in 16 states. Vibra Healthcare is one of the largest privately owned post-acute owner-operators in the United States.

Lease Expirations

The following table contains information regarding the lease expiration dates of the triple-net leases in our portfolio as of December 31, 2018, excluding our one medical office building (dollars in thousands).

Year	No. of SNFs	No. of ACHs	No. of LTACHs	No. of BHs	No. of IRFs	No. of Licensed Beds	Annualized Rental Income(1)	% of Annualized Rental Income Expiring
2019-2028	-	-	-	-	-	-	$-	-
2029	3	-	-	-	-	392	4,533	7.6%
2030 (2)	6	-	-	-	1	603	10,213	17.2%
2031	-	1	1	-	-	166	20,572	34.5%
2032	2	2	1	4	-	333	12,250	20.6%
2033 (3)	10	-	-	1	1	1,264	11,941	20.1%
	21	3	2	5	2	2,758	59,509	100.0%
(1)

Annualized rental income is total rent, including straight-line rent and amortization of lease incentives, for the month ended December 31, 2018, multiplied by twelve. Annualized rental income excludes certain property operating expenses that are reimbursable by tenants, which are included as rental income.

(2)	Includes one assisted living facility connected to a skilled nursing facility.
(3)	Reflects the Company’s 15-year triple-net master lease agreement with certain affiliates of Creative Solutions for the Texas Ten Portfolio, which commenced on January 1, 2019 and expires in 2033.

Medical Office Building Lease Expirations

For the year ended December 31, 2018, our 67,682 square foot medical office building located in Brownsville, Texas had an average occupancy of 29.6% and generated total revenue of approximately $0.8 million that includes approximately $0.2 million in property operating expenses reimbursed by tenants. As of February 25, 2019, approximately 49.9% of the building was occupied with 20.8% of the building occupied by five tenants that generated approximately $0.4 million of total revenue for the year ended December 31, 2018 and 29.1% occupied by a new tenant whose lease commenced on January 1, 2019 and provides for initial base rent of approximately $0.4 million and property expense reimbursements estimated to be approximately $0.2 million. The leases for two tenants that occupy an aggregate 9.5% of the building and represented approximately $0.2 million in total revenue for the year ended December 31, 2018 expire during the fourth quarter of 2019.

Description of Significant Properties

Texas Ten Portfolio

During 2015 we acquired the Texas Ten Portfolio for an aggregate gross purchase price of $145.0 million. The Texas Ten Portfolio contains an aggregate of approximately 339,733 square feet and 1,141 licensed beds. Upon acquisition of the properties, we leased 100% of the Texas Ten Portfolio to Prior Texas Ten Tenant. The lease with the Prior Texas Ten Tenant was a triple-net master lease with the tenant responsible for all costs of the facilities, including taxes, utilities, insurance, maintenance and capital improvements. Monthly base rent due under the master lease was approximately $1.1 million during 2017 and 2018. Beginning in May 2018, the Prior Texas Ten Tenant stopped paying the monthly contractual rent due under the master lease because of ongoing operational difficulties that adversely impacted its liquidity position.

As a result of the operational issues and related non-payment of full contractual rent due, effective July 1, 2018, we began recognizing revenue under the master lease as cash was received from the tenant. Total base rent due under the Prior Texas Ten Tenant’s lease for the year ended December 31, 2018 was approximately $12.9 million, of which the Company collected and recognized as revenue approximately $6.9 million, which included the application of security deposits held by the Company equal to two months of base rent. During the quarter ended September 30, 2018, we reserved approximately $4.8 million for the balance of non-cash straight-line rent outstanding as of June 30, 2018 that has been previously recorded in rental income. Additionally, the Company’s net income for the year ended December 31, 2018 includes approximately $1.5 million in property-related expenses related to the Texas Ten Portfolio comprised primarily of property taxes for 2017 and 2018 which were the responsibility of the Prior Texas Ten Tenant under its triple-net master lease. The lease with the Prior Texas Ten Tenant was terminated as of December 31, 2018.

In November 2018, the Company signed a new, 15-year triple-net master lease with certain affiliates of Creative Solutions for the Texas Ten Portfolio, which commenced on January 1, 2019. The initial annual base rent under the lease is approximately $7.7 million with annual lease escalators of 2.0% and two, five-year tenant renewal options. The Texas Ten Portfolio accounted for approximately 24.2% of the Company’s total real estate properties, net as of December 31, 2018.

Life Generations Portfolio

During 2015, we acquired a portfolio of five skilled nursing facilities and one connected assisted living facility from Life Generations for $95.0 million (collectively the “Life Generations Portfolio”). The Life Generations Portfolio is located in the southern California markets and has approximately 559 licensed beds as of December 31, 2018.

Upon acquisition of the properties, we leased 100% of the Life Generations Portfolio to wholly owned subsidiaries of Life Generations pursuant to a triple-net master lease agreement, with the tenants responsible for all costs of the facilities, including taxes, insurance, maintenance and capital improvements. The lease has a non-cancelable 15-year term, with two five-year extension options. The annualized base rent under the lease was approximately $8.3 million as of December 31, 2018. On the fifth anniversary of the initial lease term, the annual base rent will increase by the lesser 2.0% and the percentage increase in the consumer price index over the first five years of the lease. On the sixth through the ninth anniversaries of the initial lease term, the annual base rent will increase each year by the lesser of 2.0% and the percentage increase in the consumer price index over the prior 12 months. On each anniversary thereafter, the annual base rent will increase by 2.5% of the prior year’s base rent.

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

Lakeway Hospital

Lakeway Hospital is a 270,512 square-foot acute care hospital located in Lakeway, Texas. The hospital opened in April 2012 and is licensed for 106 beds and has six operating rooms. We own the facility through the Lakeway Partnership, which, based on a total equity contribution of $2.0 million, is owned 51% by us and 49% by an entity that is owned indirectly by physicians who have relocated their practices to Lakeway Hospital and a non-physician investor. Our equity contribution to the Lakeway Partnership was $1.0 million and our transfer of the original $50.0 million note and $23.0 million of cash to the Lakeway Partnership is structured as a mortgage loan to the Lakeway Partnership that is secured by a first mortgage lien on Lakeway Hospital (the “Lakeway Intercompany Mortgage Loan”). The Lakeway Intercompany Mortgage Loan has a ten-year term and requires payments of principal and interest at a rate of 8.0% per annum based on a 25-year amortization schedule. The interest rate on the Lakeway Intercompany Mortgage Loan will reset after five years based upon then-current market rates. The Lakeway Intercompany Mortgage Loan, the related interest income to us and the related interest expense to the Lakeway Partnership are eliminated in our consolidated financial statements.

In addition, in connection with our acquisition of Lakeway Hospital, we assumed the seller’s rights as lessor under the ground lease for the medical office building that is part of Lakeway Hospital. The ground lease expires on October 1, 2061, subject to two ten-year extension options. The annualized base rent under the ground lease was approximately $0.3 million at December 31, 2018. Base rent increases each year by 3.0% of the prior year’s base rent.

On September 1, 2016, BSW Health acquired the prior operations of Lakeway Hospital. In connection with the closing of this transaction, we simultaneously terminated the lease with the prior operator and entered into a new triple-net lease with the Baylor Lessee, which has an initial term of 15 years with two ten-year extension options. The annualized base rent under the lease is approximately $13.0 million as of December 31, 2018. The base rent will increase by 2.0% on the third anniversary of the lease and 2.5% on each anniversary thereafter.

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

HIPAA Administrative Simplification and Privacy and Security Requirements. HIPAA, as amended by the HITECH Act, and its implementing regulations create a national standard for protecting the privacy and security of individually identifiable health information (called “protected health information”). Compliance with HIPAA is mandatory for covered entities, which include healthcare providers such as tenants/operators of our facilities. Compliance is also required for entities that create, receive, maintain or transmit protected health information on behalf of covered entities, such as healthcare providers, or that perform services for such covered entities that involve the use or disclosure of protected health information, called “business associates.” In January, 2013, HHS issued a final rule to implement regulations pursuant to the HITECH Act and also imposed certain additional obligations for covered entities and their business associates. The final rule became effective March 26, 2013, and covered entities and business associates were given until September 23, 2013 to comply with most of these provisions. On September 19, 2013, HHS’s Office for Civil Rights announced a delay in the enforcement, until further notice, of certain requirements as applicable to HIPAA covered laboratories, and enforcement became effective as of October 6, 2014. HHS may, in the future, announce additional guidance that could affect the business of our tenants/operators subject to these laws.

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

Covered entities and business associates are subject to civil penalties for violations of HIPAA of up to $1.5 million per year for violations of the same requirement. In addition, criminal penalties can be imposed not only against covered entities and business associates, but also against individual employees who obtain or disclose protected health information without authorization. The criminal penalties range up to $250,000 and up to 10 years imprisonment. In addition, state Attorneys General may bring civil actions predicated on HIPAA violations. HHS is authorized to conduct periodic HIPAA compliance audits of covered entities and business associates. If any of our tenants/operators are subject to an investigation or audit and found to be in violation of HIPAA, such tenants/operators could incur substantial penalties, which could have a negative impact on their financial condition. Our tenants/operators may also be subject to more stringent state law privacy, security and breach notification obligations.

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

Employees

At December 31, 2018, we had 11 employees.

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

Available Information

We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. You may obtain copies of these documents by accessing the SEC’s website at www.sec.gov. In addition, as soon as reasonably practicable after such materials are furnished to the SEC, we make copies of the documents available to the public free of charge through our website or by contacting our Investor Relations Department at the address set forth above under “—Corporate Information.”

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

Risks Related to the Proposed Merger with Omega

The consummation of the merger is subject to a number of conditions which, if not satisfied or waived, would adversely impact our ability to complete the merger.

The merger is subject to certain closing conditions, including, among others: (i) the receipt by us of the affirmative vote of the holders of a majority of the outstanding shares of our common stock approving the merger; (ii) the absence of any law that prohibits, restrains, enjoins or makes illegal the consummation of the merger; (iii) the absence of any order by any court of competent jurisdiction that prevents, restrains or enjoins the consummation of the merger or the other transactions contemplated by the merger agreement; (iv) the SEC having declared effective Omega’s registration statement on Form S-4 with respect to the shares of Omega common stock to be issued in the merger, and the registration statement not being the subject of any stop order or proceedings by the SEC seeking a stop order that has not be withdrawn; (v) the approval for listing on the NYSE, subject only to official notice of issuance, of the shares of Omega common stock to be issued in the merger; (vi) the receipt of certain legal opinions by Omega and MedEquities; and (vii) other customary conditions specified in the merger agreement.

There can be no assurance these conditions will be satisfied or waived, if permitted. Therefore, there can be no assurance with respect to the timing of the closing of the merger, or that the merger will be completed at all.

Failure to complete the merger could adversely affect the market price of our common stock and our future business and financial results.

There can be no assurance that the conditions to closing of the merger will be satisfied or waived or that the merger will be completed. If the merger is not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the merger, including the following:

•	upon termination of the merger agreement under specified circumstances, we are required to pay Omega a termination fee of $12,250,989;
•	we will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the merger closes; and
•

the proposed merger, whether or not it closes, will divert the attention of certain management and other key employees from our ongoing business activities, including the pursuit of other opportunities that could be beneficial to us.

If the merger is not completed, these risks could materially affect our business and financial results and the market price of our common stock, including to the extent that the current market price of our common stock reflects, and is positively affected by, a market assumption that the merger will be completed.

The merger agreement contains provisions that could discourage a potential competing acquirer from making a favorable proposal to us and, in specified circumstances, could require us to make a substantial termination payment to Omega.

The merger agreement contains certain provisions that restrict our ability to solicit, initiate, knowingly encourage or facilitate or, subject to certain exceptions, enter into, continue or otherwise participate or engage in discussions or negotiations with respect to, or enter into any acquisition agreement with respect to, a competing acquisition proposal. In addition, Omega generally has an opportunity to offer to modify the terms of the merger agreement in response to any competing acquisition proposal before our board of directors may withdraw or qualify its recommendation with respect to the merger.

We may be required to pay a termination fee of $12,250,989 to Omega in certain circumstances, including under certain circumstances if Omega terminates the merger agreement because our board of directors changes its recommendation with respect to the merger prior to the approval of the merger by our stockholders, we breach the non-solicitation provisions described above or we terminate the merger agreement to enter into a definitive agreement that constitutes a superior proposal.

These provisions could discourage a potential competing acquirer or merger partner that might have an interest in acquiring all or a significant portion of us or our assets from considering or proposing such a competing transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the per share market value proposed to be received or realized in the transactions contemplated by the merger agreement with Omega. These provisions also might result in a potential competing acquirer or merger partner proposing to pay a lower price to holders of our common stock than it might otherwise have proposed to pay because of the added expense of the termination payment that may become payable to Omega in certain circumstances under the merger agreement.

If the merger agreement is terminated and after the termination we seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the transactions contemplated by the merger agreement with Omega.

The pendency of the merger could adversely affect our business and operations.

In connection with the pending merger, some tenants, operators, borrowers, managers or vendors may react unfavorably or delay or defer decisions concerning their business relationships or transactions with us, which could adversely affect our revenues, earnings, funds from operations, cash flows and expenses, regardless of whether the merger is completed. In addition, due to certain restrictions in the merger agreement on the conduct of our business prior to completing the merger, we may be unable (without Omega’s prior written consent), during the pendency of the merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause us to forego certain opportunities each might otherwise pursue absent the merger agreement. In addition, the pendency of the merger may make it more difficult for us to effectively retain and incentivize key personnel and may cause distractions from our strategy and day-today operations for its current employees and management.

Securities class action, derivative and other lawsuits could result in substantial costs and may delay or prevent the merger from being completed.

Securities class action, derivative and other lawsuits are often brought against companies that have entered into merger agreements. In particular, on February 21, 2019 and February 22, 2019, two purported stockholders of the Company filed separate lawsuits against the Company, its board of directors and Omega relating to the merger. For additional information, see Item 3, “Legal Proceedings.”  Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources, which could adversely affect the operation of our business. There can be no assurances as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the merger on the agreed-upon terms, such an injunction may delay or prevent the merger from being completed, which may adversely affect our business, financial position and results of operation.

Risks Related to Our Business and Growth Strategy

Our growth will depend upon future acquisitions of healthcare properties, and we may be unsuccessful in identifying, financing and consummating attractive acquisitions or taking advantage of other investment opportunities, which would impede our growth and negatively affect our cash available for distribution to stockholders.

Our ability to continue to expand through acquisitions is integral to our business strategy and requires that we identify, finance and consummate suitable acquisition or investment opportunities that meet our investment criteria and are compatible with our growth strategy. We may not be successful in identifying, financing and consummating acquisitions or investments in healthcare properties that meet our investment criteria, which would impede our growth. Our ability to acquire healthcare properties on favorable terms, or at all, may be adversely affected by the following significant factors:

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

Our access to capital in order to fund future acquisitions and investments in the near term is limited due to, among other things, the restrictions on the use of proceeds from borrowings under the Credit Agreement (as defined below) for our secured credit facility and the borrowing base availability thereunder. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” and “—Management’s Assessment of Future Borrowing Base Availability and Future Plans.” Our failure to identify, finance and consummate attractive acquisitions or take advantage of other investment opportunities without substantial expense, delay or other operational or financial problems, would impede our growth and negatively affect our results of operations and cash available for distribution to our stockholders.

Certain tenants/operators in our portfolio account for a significant percentage of the rent generated from our portfolio, and the failure of any of these tenants/operators to meet their obligations to us could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The successful performance of our real estate investments is materially dependent on the financial stability of our tenants/operators. Approximately 73.6% of the consolidated revenues (rental income and interest on mortgage notes and notes receivable) for the year ended December 31, 2018 was generated by Baylor Scott & White (25.6%), Fundamental Healthcare (17.2%), Vibra Healthcare (15.8%) and Life Generations (15.0%). In addition, our lease with Creative Solutions for the Texas Ten Portfolio, which commenced on January 1, 2019, provides for initial annual base rent of approximately $7.7 million. Lease payment defaults by Baylor Scott & White, Life Generations, Fundamental Healthcare, Vibra Healthcare, Creative Solutions or other significant tenants/operators or declines in their operating performance could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. For example, total base rent due under the Prior Texas Ten Tenant’s lease for the year ended December 31, 2018 was approximately $12.9 million, of which we collected and recognized as revenue only approximately $6.9 million, which included the application of security deposits held by the Company equal to two months of base rent, as a result of ongoing operational issues with the Prior Texas Ten Tenant. If the property is subject to a mortgage, a default by a significant tenant/operator on its lease payments to us or a significant decline in operating performance at a facility may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant/operator default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we cannot assure you that we will be able to re-lease the property for the rent previously received, or at all, or that lease terminations will not cause us to sell the property at a loss. The result of any of the foregoing risks could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

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

We cannot predict whether our tenants will renew existing leases beyond their current terms. If any of our leases are not renewed upon expiration, we would attempt to lease those properties to another tenant. In case of non-renewal, we generally expect to have advance notice before expiration of the lease term to arrange for repositioning of the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. We also might not be successful in identifying suitable replacement tenants or entering into leases with new tenants on a timely basis or on terms as favorable to us as our current leases, or at all. For example, our new lease with Creative Solutions for the Texas Ten Portfolio provides for initial annual base rent of approximately $7.7 million, compared to approximately $12.9 million of total base rent that was due under the lease with the Prior Texas Ten Tenant for the year ended December 31, 2018. In addition, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on us. In addition, if we are unable to re-let the properties to healthcare operators with the expertise necessary to operate the type of properties in which we invest, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by potential purchasers.

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

We intend to acquire income-producing healthcare properties diversified by facility type. However, approximately 81.1% of our consolidated rental income for the year ended December 31, 2018 was derived from skilled nursing facilities (30.8%), acute care hospitals (37.5%), and long term acute care hospitals (12.8%). As such, any adverse situation that disproportionately affects these facility types would have a magnified adverse effect on our portfolio.

Properties in Texas, California and Nevada accounted for approximately 88.7% of the consolidated rental income from our portfolio for the year ended December 31, 2018.

For the year ended December 31, 2018, approximately 88.7% of our consolidated rental income was derived from properties located in Texas (48.0%), California (26.5%) and Nevada (14.2%). As a result of this geographic concentration, we are particularly exposed to downturns in the economies of, as well as other changes in the real estate and healthcare industries in, these geographic areas. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these geographic areas could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these geographic areas, our business, financial condition, results of operations and ability to make distributions to our stockholders may be adversely affected.

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

In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements and the lack of otherwise available cash or cash equivalents, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all.  Our access to capital in the near term is limited due to, among other things, the restrictions on the use of proceeds from borrowings under the Credit Agreement for our secured credit facility and the borrowing base availability thereunder. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” and “—Management’s Assessment of Future Borrowing Base Availability and Future Plans.” Any additional debt we incur will increase our leverage and likelihood of default, and any equity capital we may issue or sell to fund any such liquidity needs could be dilutive to your investment in us or to our net asset value. Our access to third-party sources of capital depends, in part, on:

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

The credit agreement for our secured credit facility restricts our use of proceeds from borrowings thereunder, restricts our ability to make distributions to our stockholders and contains other provisions that could adversely affect our business, financial condition, results of operations and the market price of our common stock.

Under the Third Credit Amendment (as defined below), the total commitments under the Credit Agreement were reduced from $425 million to $300 million and, as of February 25, 2019, we had $278.8 million in borrowings outstanding under the Credit Agreement. The Third Credit Amendment also restricts our use of proceeds from borrowings under the Credit Agreement to approximately $10.3 million for the remaining funding obligations for the expansion at Mountain’s Edge Hospital and under our construction mortgage loan to Haven Healthcare, unless approved by lenders representing two-thirds of the outstanding commitments under the Credit Agreement. This reduction in the commitments under the Credit Agreement and the use of proceeds from borrowings thereunder significantly limits our access to capital under the Credit Agreement to fund future acquisitions and investments.

In addition, the Third Credit Amendment prohibits us from declaring or paying any dividend on or prior to June 30, 2019, other than, subject to certain conditions, (i) a dividend to our common stockholders attributable to the fourth quarter of 2018 not to exceed $0.21 per share, with payment conditioned upon approval by our stockholders of the merger with Omega, and (ii) the pre-closing dividend pursuant to the terms of the merger agreement with Omega. After June 30, 2019, the Credit Agreement limits our distributions to stockholders to 95% of funds from operations (as defined in the Credit Agreement), unless we are in default under the Credit Agreement, in which case we are limited to making distributions necessary to maintain our status as a REIT under the Code. These restrictions may reduce the amount of distributions we otherwise would make to stockholders.

The amount available to borrow under the Credit Agreement is limited according to a borrowing base valuation of assets owned by subsidiaries of our operating partnership. Upon expiration of the extension of the borrowing base availability included in the Third Credit Amendment on June 30, 2019, we expect to have approximately $12.0 million in excess borrowings over the estimated borrowing base availability at that date. We can provide no assurances that we will have cash on hand or access to capital on attractive terms, or at all, in order to pay down the outstanding borrowings to an amount below our borrowing base availability at that time. We also can provide no assurances that the lenders would agree to an additional modification of the Credit Agreement to remedy any excess borrowings.

The Credit Agreement contains customary representations and warranties and financial and other affirmative and negative covenants. The Credit Agreement also contains customary events of default, in certain cases subject to customary periods to cure, including among others, nonpayment of principal or interest, material breach of representations and warranties and failure to comply with covenants. In addition, it will constitute an event of default under the Credit Agreement if any two of our three executive officers leave our company and are not replaced by an executive officer reasonably acceptable to the lenders within 90 days of such departure.

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

We have financed and intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. As of February 25, 2019, we had $278.8 million of debt outstanding, all of which was under our secured credit facility. Certain of our properties have been pledged as collateral for our secured credit facility. In the future, we may incur mortgage debt and pledge some or all of our real estate as security for that debt to obtain funds to acquire additional real estate or for working capital. We also may borrow funds to satisfy the REIT qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders.

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

The loans that we have made and may make or purchase in the future may be impacted by unfavorable real estate market conditions, which could materially and adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

As of December 31, 2018, we had six healthcare-related debt investments in an aggregate amount of $52.0 million. We may make or purchase additional loans in the future. Such investments involve special risks relating to the particular borrower, and we are at risk of loss on those investments, including losses as a result of defaults on the loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant/operator defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate. If we acquire property by foreclosure following defaults under our mortgage loans, we will have the economic and liability risks as the owner of such property. We do not know whether the values of the healthcare property securing any of our mortgage loans will remain at the levels existing on the dates we initially made or purchased the mortgage loan. If the values of the underlying healthcare properties drop or the borrower defaults, our business, financial condition, results of operations and ability to make distributions to our stockholders may be materially and adversely affected.

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

A cybersecurity incident and other technology disruptions could result in a violation of law or negatively impact our reputation and relationships with our tenants/operators, any of which could have a material adverse effect on our results of operations and our financial condition.

Information and security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. We use computers in substantially all aspects of our business operations, and we also use mobile devices and other online activities to connect with our employees and our tenants/operators. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information, including business, financial and strategic information about our tenants/operators and us.

If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. Further, in the future we may be required to expend additional resources to continue to enhance information security measures and/or to investigate and remediate any information security vulnerabilities. We can provide no assurances that the measures we have implemented to prevent security breaches and cyber incidents will be effective in the event of a cyber-attack.

The theft, destruction, loss, misappropriation or release of sensitive and/or confidential information, or interference with our information technology systems or the technology systems of third-parties on which we rely, could result in business disruption, negative publicity, violation of privacy laws, loss of tenants, potential liability and competitive disadvantage, any of which could result in a material adverse effect on financial condition or results of operations.

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

Other laws that impact how our operators conduct their operations include: federal and state laws designed to protect the confidentiality and security of patient health information; state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting our operators’ management of property and equipment and how our operators generally conduct their operations, such as fire, health and safety, and environmental laws; federal and state laws affecting assisted living facilities mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration. For example, HIPAA imposes extensive requirements on the way in which certain healthcare entities use, disclose, and safeguard protected health information (as that term is defined under HIPAA), including requirements to protect the integrity, availability, and confidentiality of electronic medical records. Many of these obligations were expanded under the HITECH Act. In order to comply with HIPAA and the HITECH Act, covered entities often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records, personal health information about individuals, or protected health information. The HITECH Act strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. The HITECH Act directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH Act requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. In October 2009, the Office for Civil Rights (“OCR”), issued an interim final rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. HIPAA violations are also potentially subject to criminal penalties. Additionally, on January 25, 2013, OCR promulgated a final rule that expands the applicability of and requirements under HIPAA and the HITECH Act and strengthens the government’s ability to enforce these laws. Generally, covered entities and business associates were required to come into compliance with the final rule by September 23, 2013, though certain exceptions may apply. We cannot predict the effect additional costs to comply with these laws may have on the expenses of our operators and their ability to meet their obligations to us. For additional information on healthcare regulation and enforcement, see Item 1 “Business—Regulation—Healthcare Regulatory Matters.”

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

Our ability to use TRSs in the foregoing manner is subject to limitation. Among other things, the value of our securities in TRSs may not exceed 20% of the value of our assets and dividends from our TRSs, when aggregated with all other non-real estate income with respect to any one year, generally may not exceed 20% of our gross income with respect to such year. No assurances can be provided that we would be able to successfully avoid the 100% penalty tax through the use of TRSs.

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

Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.

The legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders.  The impact of the act on us and our shareholders is uncertain and may not become evident for some period of time. For example, the Tax Act contained provisions that may reduce the relative competitive advantage of operating as a REIT, including the lowering of income tax rates on individuals and corporations, which eases the burden of double taxation on corporate dividends and potentially causes the single level of taxation on REIT distributions to become relatively less attractive. The Tax Act also contains provisions allowing the expensing of capital expenditures, which could result in the bunching of taxable income and required distributions for REITs, and provisions extending the depreciable lives of certain real estate assets and further limiting the deductibility of interest expense, which could negatively impact the real estate market. In addition, although the Tax Act was recently passed, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when or to what extent the Tax Act and any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of the Tax Act and potential future changes to the federal tax laws on an investment in our shares.

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

As of February 25, 2019, we had approximately 31,840,651 shares of our common stock outstanding. We may from time to time issue additional shares of common stock or OP units, which, at our option, may be redeemed for shares of our common stock, in connection with the acquisition of investments, as compensation or otherwise, and we may grant registration rights in connection with such issuances. We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of the common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market price of our common stock.

We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

The Credit Agreement for our secured credit facility prohibits us from declaring or paying any dividend on or prior to June 30, 2019, other than, subject to certain conditions, (i) a dividend to our common stockholders attributable to the fourth quarter of 2018 not to exceed $0.21 per share, with payment conditioned upon approval by our stockholders of the merger with Omega, and (ii) the pre-closing dividend pursuant to the terms of the merger agreement with Omega. All distributions to our stockholders will be made at the discretion of our board of directors and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants (including the restrictions under the Credit Agreement), contractual prohibitions or other limitations and applicable law and such other matters as our board of directors may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions or reduce the amount of such distributions. We may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our common stock.

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

Item 3. Legal Proceedings.

On February 21, 2019, a purported stockholder of the Company filed a lawsuit against the Company, its board of directors and Omega in the United States District Court for the District of Maryland, entitled Brekka v. MedEquities Realty Trust, Inc., et al., Case 1:19-cv-00535-JKB. The complaint alleges, among other things, that the Company, its board of directors and Omega violated certain federal securities laws by making materially incomplete and misleading statements in, and/or omitting certain information that is material to stockholders from, the Registration Statement on Form S-4, as filed with the SEC on February 11, 2019 (the “Form S-4”), relating to the proposed merger between the Company and Omega. The complaint seeks, among other things, an injunction preventing the parties from filing an amendment to the Form S-4, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.

On February 22, 2019, another purported stockholder of the Company filed a derivative and class action lawsuit against the Company, its board of directors and Omega in the Circuit Court for Baltimore City, entitled Scarantino v. McRoberts et al. The complaint alleges, among other things, violations of fiduciary duties by the Company’s board of directors in connection with its approval of the Company’s proposed merger with Omega and the omission from the Form S-4 of certain information that is material to stockholders. The complaint seeks, among other things, an injunction preventing the parties from filing an amendment to the Form S-4, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.

The Company believes that the claims asserted in the above referenced lawsuits are without merit and intends to vigorously defend the Company and the director defendants against these claims.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “MRT.”

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return (assuming reinvestment of dividends) to our stockholders during the period from September 29, 2016 (the date our common stock began trading on the NYSE) through December 31, 2018, as well as the corresponding returns on an overall stock market index (Russell 2000) and a peer group index (FTSE NAREIT Equity Healthcare REITs Index). The stock performance graph assumes that $100 was invested on September 29, 2016. Historical total stockholder return is not necessarily indicative of future results. The information in this paragraph and the following graph and table shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Period Ending
Index	9/29/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
MedEquities Realty Trust, Inc.	$100.00	$95.77	$98.55	$112.85	$106.99	$104.15	$99.49	$106.45	$95.86	$67.46
Russell 2000	100.00	108.83	111.52	114.26	120.74	124.77	124.67	134.34	139.14	111.03
FTSE NAREIT Equity Healthcare REIT	100.00	89.20	95.38	100.39	94.97	89.98	80.16	91.56	93.91	96.80

Stockholder Information

As of February 19, 2019, there were approximately 20 holders of record of our common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.

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

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although a portion of the distributions may constitute a return of capital or may be designated by us as qualified dividend income or capital gain. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain. Distributions in excess of our current and accumulated earnings and profits will not be taxable to a taxable U.S. stockholder under current U.S. federal income tax law to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock, but rather will reduce the adjusted tax basis of the common stock. Therefore, the gain (or loss) recognized on the sale of that common stock or upon our liquidation will be increased (or decreased) accordingly. To the extent those distributions exceed a taxable U.S. stockholder’s adjusted tax basis in shares of our common stock, they generally will be treated as a capital gain realized from the taxable disposition of those shares. The percentage of our stockholder distributions that exceeds our current and accumulated earnings and profits may vary substantially from year to year. During 2018 and 2017, we declared quarterly distributions aggregating $0.63 and $0.84 per share of common stock, respectively. Note 11 to the consolidated financial statements provides further discussion regarding the tax treatment of the common dividends paid.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2018, certain of our employees surrendered shares of common stock owned by them to satisfy their minimum statutory federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our Amended and Restated 2014 Equity Incentive Plan (the “Plan”). The following table summarizes all of these repurchases during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1 through October 31, 2018	-	-	N/A	N/A
November 1 through November 30, 2018	-	-	N/A	N/A
December 1 through December 31, 2018	9,678	$6.90	N/A	N/A
Total	9,678
(1)

The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under the Plan. With respect to these shares, the price paid per share is based on the fair value at the time of surrender.

Item 6. Selected Financial Data.

The following table of selected financial information as of and for the years ended December 31, 2018, 2017, 2016 and 2015 and for the period ended December 31, 2014 is derived from our audited consolidated financial statements. The data should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” (dollars in thousands, except per share amounts).

	As of and for the years ended December 31,
	2018	2017	2016	2015	2014 (1)
Operating information:
Total revenues	$57,260	$61,105	$49,296	$44,438	$5,447
Preferred stock dividends	-	-	13,760	7,835	-
Net income attributable to noncontrolling interest	3,843	3,730	266	4,029	-
Net income (loss) attributable to common stockholders	5,663	20,422	(2,710)	4,866	23
Per share information:
Net income (loss) attributable to common stockholders per share:
Basic and diluted	$0.17	$0.64	$(0.18)	$0.42	$(0.00)
Dividends declared per common share	$0.63	$0.84	$0.63	$0.85	$0.20
Balance sheet information:
Total assets	$632,789	$581,603	$519,753	$543,667	$211,033
Total debt	$278,137	$215,523	$144,000	$247,400	$50,000
(1)	Represents the period from April 23, 2014 (inception) to December 31, 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with the consolidated financial statements and the notes thereto contained elsewhere is this Annual Report on Form 10-K.

Overview and Background

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of December 31, 2018, we had investments of $590.2 million, net in 34 real estate properties that contained a total of 2,758 licensed beds and six healthcare-related real estate debt investments. Our properties are located in Texas, California, Nevada, South Carolina, Indiana, Connecticut and Tennessee and include 20 skilled nursing facilities, five behavioral health facilities, three acute care hospitals, two long-term acute care hospitals, two inpatient rehabilitation facilities, one assisted living facility and one medical office building. As of December 31, 2018, all of our properties other than our medical office building were 100% leased pursuant to triple-net leases with lease expirations ranging from March 2029 to September 2033.

We conduct our business through an UPREIT structure, consisting of our operating partnership, MedEquities Realty Operating Partnership, LP, and subsidiaries of our operating partnership, including our taxable REIT subsidiary, MedEquities Realty TRS, LLC. Through our wholly owned limited liability company, MedEquities OP GP, LLC, we are the sole general partner of our operating partnership, and as of December 31, 2018, we owned all of the OP units of our operating partnership. In the future, we may issue OP units to third parties in connection with healthcare property acquisitions, as compensation or otherwise. There are no material differences between us and our operating partnership as of December 31, 2018.

Recent Developments

Merger Agreement

On January 2, 2019, we entered into an Agreement and Plan of Merger (the “merger agreement”) with Omega Healthcare Investors, Inc. (“Omega”) pursuant to which, subject to the satisfaction or waiver of certain conditions set forth in the merger agreement, we will merge with an into Omega (such merger transaction, the “merger”) at the effective time of the merger (the “merger effective time”), with Omega continuing as the surviving company in the merger. At the merger effective time, each outstanding share of our common stock will be converted into the right to receive (i) 0.235 of a share of common stock of Omega, subject to adjustment under certain limited circumstances, plus the right to receive cash in lieu of any fractional shares of Omega common stock; and (ii) an amount in cash equal to $2.00, subject to adjustment under certain limited circumstances.

Pursuant to the terms of the merger agreement, we will declare a special dividend of $0.21 per share of our common stock payable to the holders of record of our common stock as of the end of trading on the New York Stock Exchange (the “NYSE”) on the trading day immediately prior to the closing date of the merger, which will be payable together with the cash consideration in the merger in accordance with the terms of the merger agreement (the “pre-closing dividend”).

The merger is subject to customary closing conditions, including, but not limited to, the approval of our stockholders. The proposed merger is currently expected to close in the first half of 2019.

The foregoing description of the merger and the merger agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, which is filed as Exhibit 2.1 hereto and is incorporated herein by reference.

Texas Ten Portfolio Update

In November 2018, the Company signed a new, 15-year triple-net master lease with certain affiliates of Creative Solutions in Healthcare (“Creative Solutions”) for our portfolio of ten skilled nursing facilities located throughout Texas (the “Texas Ten Portfolio”) previously leased to affiliates of OnPointe (the “Prior Texas Ten Tenant”). The lease with the Prior Texas Ten Tenant was terminated on December 31, 2018 and the new lease with Creative Solutions commenced on January 1, 2019. The initial annual base rent under the lease is approximately $7.7 million with annual lease escalators of 2.0% and two, five-year tenant renewal options. The Texas Ten Portfolio accounted for approximately 24.2% of the Company’s total real estate properties, net as of December 31, 2018.

The lease with the Prior Texas Ten Tenant was a triple-net master lease with the tenant responsible for all costs of the facilities, including taxes, utilities, insurance, maintenance and capital improvements. Monthly base rent due under the master lease was approximately $1.1 million during 2017 and 2018. Beginning in May 2018, the Prior Texas Ten Tenant stopped paying the monthly contractual rent due under the master lease because of ongoing operational difficulties that adversely impacted its liquidity position.

As a result of the operational issues and related non-payment of full contractual rent due, effective July 1, 2018, we began recognizing revenue under the master lease as cash was received from the tenant. Total base rent due under the Prior Texas Ten Tenant’s lease for the year ended December 31, 2018 was approximately $12.9 million, of which the Company collected and recognized as revenue approximately $6.9 million, which included the application of security deposits held by the Company equal to two months of base rent. During the quarter ended September 30, 2018, we reserved approximately $4.8 million for the balance of non-cash straight-line rent outstanding as of June 30, 2018 that has been previously recorded in rental income. Additionally, the Company’s net income for the year ended December 31, 2018 was adversely impacted by approximately $1.5 million in property-

related expenses related to the Texas Ten Portfolio comprised primarily of property taxes for 2017 and 2018, which were the responsibility of the Prior Texas Ten Tenant under their triple-net master lease.

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

The Mountain’s Edge facility is undergoing an expansion to add five operating rooms. Once construction is completed, Fundamental believes the facility will be able to provide a broad variety of surgical services that will result in higher patient volumes and reimbursements. The operating results of the Mira Vista skilled nursing facility have been adversely affected by turnover in the facility’s administrator position as well as by increased competition in the market. Primarily as a result of the operating performance at these two facilities, management of Fundamental has reported to us that, for the trailing twelve-month period ended September 30, 2018, the portfolio rent coverage ratio was 0.58x. Additionally, Fundamental management reported the fixed charge coverage ratio of the Fundamental Guarantor for the trailing twelve-month period ended September 30, 2018 was 1.06x.

On October 6, 2018, we entered into the First Amendment (the “Fundamental Lease Amendment”) to the Fundamental Master Lease, pursuant to which we agreed to defer a portion of the monthly rent and certain other payments under the Fundamental Master Lease in the aggregate amount of approximately $2.4 million (the “Total Abatement Amount”) for the period from May 20, 2018 through March 20, 2019 (the “Temporary Abatement Period”). During the Temporary Abatement Period, Fundamental is required to pay monthly interest on the then-outstanding Total Abatement Amount at an annual interest rate of 9%, in addition to the reduced rent and other payments due under the Fundamental Master Lease. Beginning in April 2019, the Total Abatement Amount will be due in equal monthly installments over the remainder of 2019. As of December 31, 2018, the deferred rent balance was approximately $1.7 million, which is recorded in other assets on our consolidated balance sheet. At February 25, 2019, the deferred rent balance was approximately $2.0 million.

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

2018 Investments

During the year ended December 31, 2018, we made the following investments:

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

On June 27, 2018, we entered into a loan modification agreement for the $10.0 million mortgage note with Vibra Healthcare, LLC and Vibra Healthcare II, LLC that converted the loan to a 10-year amortizing loan requiring monthly principal and interest payments with a balloon payment on the maturity date of June 30, 2023. As part of the modification, the borrowers repaid $1.0 million of principal. The interest rate on the loan remains unchanged at 9.0%.

On April 6, 2018, we originated a $7.0 million pre-development note receivable with Medistar Stockton Rehab, LLC. The note accrues interest at an annual rate of 10.0% that is payable on the maturity date of February 28, 2019. The note is secured by a leasehold mortgage on the development of a future healthcare facility in Stockton, California.

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

On February 16, 2018, we funded an additional $3.0 million under an existing mortgage note receivable with Medistar Corporation, which is secured by land and an existing building in Webster, Texas (the “Medistar Gemini Mortgage Loan”) that increased the total balance of the loan to $9.7 million.  Effective with this additional funding, the interest rate under the loan increased from an annual interest rate of 10.0% to an annual interest rate of 12.0% and is payable upon the maturity date of the loan on February 28, 2019.

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

On January 5, 2018, we closed on a construction mortgage receivable with a maximum principal amount of up to $19.0 million to Haven Behavioral Healthcare for the purchase and conversion of an existing long-term acute care hospital to a 72-bed inpatient psychiatric hospital in Meridian, Idaho. The loan has a three-year term and an annual interest rate of 10.0%. Interest accrues monthly and is added to the outstanding balance of the mortgage note receivable. Upon completion of the planned renovation, we have the exclusive right to purchase the property, for a purchase price equal to the outstanding loan balance, in a sale-leaseback transaction with a 15-year triple-net master lease with an initial yield of 9.3%. The balance outstanding under this loan was approximately $16.2 million on December 31, 2018.

Mountain’s Edge Hospital Expansion Funding

Pursuant to the Fundamental Master Lease (as defined above), we agreed to make available through March 2019 an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. The base rent under the master lease will be increased by an amount equal to the in-place lease rate, currently 9.4%, of the amount advanced, as advances are made. As of February 25, 2019, approximately $6.6 million has been funded pursuant to this commitment.

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

Revenue Recognition, Mortgage Loans and Receivables

Leases of Real Estate Properties

Upon inception of new lease arrangements, including new leases that arise from amendments, we assess the terms and conditions to determine the proper lease classification. A lease arrangement is classified as an operating lease if none of the following criteria are met: (i) transfer of ownership to the lessee, (ii) lessee has a bargain purchase option during or at the end of the lease term, (iii) the lease term is equal to 75% or more of the underlying property’s economic life or (iv) the future minimum lease payments (excluding executory costs) are equal to 90% or more of the excess estimated fair value of the leased building. If one of the four criteria is met and the minimum lease payments are determined to be reasonably predicable and collectible, the lease arrangement is generally accounted for as a direct financing lease. Currently, all of our lease arrangements are classified as operating leases. If the assumptions utilized in the above classification assessments were different, our lease classification for accounting purposes may have been different; thus the timing and amount of our revenue recognized would have been impacted, which may be material to our consolidated financial statements.

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

We monitor the liquidity and creditworthiness of our tenants and operators on a continuous basis to determine the need for an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, our assessment is based on income recoverable over the term of the lease. We exercise judgment in establishing allowances and consider payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements. At December 31, 2018 and 2017, we have determined that no allowance for doubtful accounts is necessary.

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

Loans receivable are placed on non-accrual status at such time as management determines that collectability of contractual amounts is not reasonably assured. While on non-accrual status, loans are either accounted for on a cash basis, in which income is recognized only upon receipt of cash, or on a cost-recovery basis, where cash receipts reduce the carrying value of the loan, based on management’s judgment of collectability. Management’s judgments regarding the collectability of amounts outstanding under loans receivable can affect the timing of revenue recognized and the financial statement presentation of these arrangements.

Allowances are established for loans based upon an estimate of probable losses on an individual basis if they are determined to be impaired. Loans are impaired when it is deemed probable that we will be unable to collect all amounts due on a timely basis in accordance with the contractual terms of the loan or lease. Determining the adequacy of the allowance is complex and requires significant judgment by us about the effect of matters that are inherently uncertain. The allowance is based upon our assessment of the borrower’s or lessee’s overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the net realizable value of any collateral. These estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s effective interest rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors. While our assumptions for any such allowances are based in part upon historical data, our estimates may differ from actual results, which could be material to our consolidated financial statements.

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

Certain business factors, in addition to those described above that directly affect our tenants and borrowers, will likely materially influence our future results of operations:

•

the financial and operational performance of our tenants and borrowers, particularly those that account for a significant portion of the income generated by our portfolio, such as Baylor Scott & White Health, Creative Solutions, Life Generations Healthcare, Fundamental Healthcare and Vibra Healthcare (see “Recent Developments—Texas Ten Portfolio Update” and “Recent Developments—Fundamental Healthcare Portfolio Update” above);

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

Results of Operations

Year ended December 31, 2018 compared to December 31, 2017 (dollars in thousands)

	For the year ended December 31,		Change
	2018	2017	$	%
Revenues
Rental income	$52,701	$58,913	$(6,212)	(11%)
Interest on mortgage notes receivable	4,041	2,157	1,884	87%
Interest on notes receivable	518	35	483	1,380%
Total revenues	57,260	61,105	(3,845)	(6%)
Expenses
Depreciation and amortization	17,202	15,504	1,698	11%
Property related	2,797	1,482	1,315	89%
Real estate acquisition related	1,064	457	607	133%
Franchise, excise and other taxes	315	141	174	123%
General and administrative	13,900	11,677	2,223	19%
Total operating expenses	35,278	29,261	6,017	21%
Operating income	21,982	31,844	(9,862)	(31%)

Other income (expense)
Interest and other income	11	9	2	22%
Interest expense	(12,487)	(7,701)	(4,786)	62%
	(12,476)	(7,692)	(4,784)	62%

Net income	$9,506	$24,152	$(14,646)	(61%)
Less: Net income attributable to noncontrolling interest	(3,843)	(3,730)	(113)	3%
Net income attributable to common stockholders	$5,663	$20,422	$(14,759)	(72%)

Revenues for the year ended December 31, 2018 decreased approximately $3.8 million, or 6%, over the prior year as a result of an approximately $6.2 million decrease in rental income, partially offset by an approximately $2.4 million increase in interest on mortgage notes and notes receivable. Rental income decreased approximately $11.5 million related to the write-off of straight-line rent and conversion of the Prior Texas Ten Tenant to non-accrual status for revenue recognition as described above under “Recent Developments—Texas Ten Portfolio Update.” Additionally, rental income decreased approximately $1.3 million due to increased vacancy at our medical office building, North Brownsville Medical Plaza. This was partially offset by an increase in rental income of approximately $6.0 million from ten new properties acquired during the years ended December 31, 2017 and 2018 and a $0.5 million increase in rental income primarily related to the Mountain’s Edge Hospital expansion funding described above under “2018 Investments- Mountain’s Edge Hospital Expansion Funding.” Interest on mortgage notes and note receivable increased approximately $3.4 million as a result of the origination of five mortgage notes and one note receivable during the years ended December 31, 2017 and 2018, partially offset by a decrease of $0.9 million related to the conversion of a $12.5 million mortgage loan to fee simple ownership in November 2017.

Total operating expenses for the year ended December 31, 2018 increased approximately $6.0 million, or 21%, over the prior year period, primarily from: (i) an increase in depreciation and amortization expense of $1.7 million primarily associated with the ten real estate assets acquired during the years ended December 31, 2017 and 2018, (ii) an increase in property-related expenses of approximately $1.3 million primarily related to approximately $1.5 million of 2017 and 2018 property taxes for the Texas Ten Portfolio, which were the responsibility of the Prior Texas Ten Tenant as described above under “Recent Developments- Texas Ten Portfolio Update” partially offset by a decrease in expenses related to the Company’s one medical office building, (iii) an increase in real estate acquisition-related costs of approximately $0.6 million related to the write-off of capitalized project costs that are no longer being pursued; and (vi) a net increase in general and administrative expenses of approximately $2.2 million, comprised of higher professional service costs totaling $3.6 million that includes approximately $2.1 million in transaction costs incurred during the second quarter of 2018 and approximately $0.5 million in merger-related costs incurred in the fourth quarter of 2018, partially offset by $1.4 million in reduced compensation and related expenses.

Interest expense for year ended December 31, 2018 increased approximately $4.8 million, or 62%, over the prior year. This increase was the result of (i) a higher weighted-average outstanding balance under the credit facility of approximately $74.6 million for the year ended December 31, 2018 compared to the prior year, (ii) a higher weighted-average interest rate under the credit facility, including the effect of the interest rate swap agreements, of 4.1% for the year ended December 31, 2018, compared to 3.2% for the prior year; and (iii) approximately $0.2 million in higher amortization of deferred financing costs primarily associated with the Second Amendment to our Second Amended and Restated Credit Agreement from October 2018, which is described below under “Liquidity and Capital Resources- Credit Facility.”

Year ended December 31, 2017 compared to December 31, 2016 (dollars in thousands)

	For the year ended December 31,		Change
	2017	2016	$	%
Revenues
Rental income	$58,913	$48,330	$10,583	22%
Interest on mortgage notes receivable	2,157	921	1,236	134%
Interest on notes receivable	35	45	(10)	(22%)
Total revenues	61,105	49,296	11,809	24%
Expenses
Depreciation and amortization	15,504	14,323	1,181	8%
Property related	1,482	1,303	179	14%
Real estate acquisition related	457	488	(31)	(6%)
Franchise, excise and other taxes	141	366	(225)	(61%)
Bad debt expense	-	216	(216)	(100%)
General and administrative	11,677	10,596	1,081	10%
Total operating expenses	29,261	27,292	1,969	7%
Operating income	31,844	22,004	9,840	45%

Other income (expense)
Interest and other income	9	195	(186)	(95%)
Interest expense	(7,701)	(10,883)	3,182	(29%)
	(7,692)	(10,688)	2,996	(28%)

Net income	$24,152	$11,316	$12,836	113%
Less: Preferred stock dividends	-	(13,760)	13,760	(100%)
Less: Net income attributable to noncontrolling interest	(3,730)	(266)	(3,464)	1,302%
Net income (loss) attributable to common stockholders	$20,422	$(2,710)	$23,132	NM

NM = Not Meaningful

Revenues for the year ended December 31, 2017 increased approximately $11.8 million, or 24%, over the prior year as a result of an approximately $10.6 million increase in rental income and an approximately $1.2 million increase in interest on mortgage notes receivable related to the origination of three mortgage loans in 2017. The $10.6 million increase in rental income compared to the prior-year period was due to: (i) an approximately $2.4 million increase attributable to rental income from eight new properties acquired during the year ended December 31, 2017; (ii) an approximately $1.0 million increase related primarily to the Mountain’s Edge Hospital expansion funding during 2017 described above; (iii) an approximately $0.2 million increase in expense reimbursements; and (iv) a one-time write-off of $6.9 million in straight-line rent in 2016 as a result of the operator change at Lakeway Hospital to BSW Health and the termination of the prior tenant’s lease.

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

Interest and other income for the year ended December 31, 2017 decreased $0.2 million. In September 2016, we recognized a surety bond fee of approximately $0.2 million.

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

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our primary sources of cash include operating cash flows, borrowings, including borrowings under our revolving credit facility and secured term loan, and net proceeds from equity issuances. Our primary uses of cash include funding acquisitions and investments consistent with our investment strategy, repaying principal and interest on outstanding borrowings, making distributions to our stockholders, funding our operations and paying accrued expenses. At December 31, 2018, we had $8.4 million of cash and cash equivalents.

As of February 25, 2019, we had approximately $5.6 million of estimated contractual obligations expected to be funded through June 30, 2019, excluding interest on our borrowings under the Credit Agreement. We expect to fund these obligations with a combination of cash flows from operations and borrowings under the Credit Agreement. Our long-term liquidity needs consist primarily of funds necessary to pay for the costs of acquiring additional healthcare properties and making additional loans and other investments, including funding potential future developments and redevelopments, and principal and interest payments on our debt. In addition, although the terms of our net leases generally obligate our tenants to pay capital expenditures necessary to maintain and improve our net-leased properties, we from time to time may fund the capital expenditures or other property-related items for our net-leased properties through loans to the tenants or advances, some of which may increase the amount of rent payable with respect to the properties. We may also fund the capital expenditures for any multi-tenanted properties, which currently include our one medical office building. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including limited partnership units in our operating partnership) or debt offerings, net cash provided by operations, borrowings under our revolving credit facility, long-term mortgage indebtedness and other secured and unsecured borrowings. However, our access to capital in order to fund future acquisitions, investments and the other activities described above in the near term is limited due to, among other things, the restrictions on the use of proceeds from borrowings under the Credit Agreement and the borrowing base availability under the Credit Agreement. See “—Credit Agreement” and “—Management’s Assessment of Future Borrowing Base Availability and Future Plans.” Our ability to make distributions to our stockholders is limited by the covenants in the Credit Agreement as further described below. In addition, our ability to incur any additional other debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of the debt markets. Our ability to access the equity markets also will depend on a number of factors, including general market conditions for REITs and market perceptions about us.

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

Credit Agreement

Our Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) provides for a $300 million secured revolving credit facility that matures in February 2021 and a $125 million secured term loan that matures in February 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee. At December 31, 2018 and 2017, the weighted-average interest rate under our credit facility was 4.9% and 3.6%, respectively. The weighted-average balance outstanding under our credit facility was approximately $253.0 million and $178.5 million for the years ended December 31, 2018 and 2017, respectively.

The revolving credit facility includes an unused facility fee equal to 0.25% of the amount of the unused portion of the revolving credit facility if amounts borrowed are equal to or greater than 50% of the total commitments or 0.35% if amounts borrowed are less than 50% of such commitments.

The amount available to borrow under the Credit Agreement is limited according to a borrowing base valuation of assets owned by subsidiaries of our operating partnership. The credit facility is secured by a pledge of our operating partnership’s equity interests in its subsidiaries that own borrowing base assets, which is substantially all of our assets.

On October 9, 2018, we entered into the Second Amendment (the “Second Credit Amendment”) to the Credit Amendment. The Second Credit Amendment amended certain terms, covenants and conditions of the Credit Agreement, including, but not limited to the following:

•

increased the applicable margin from pre-amendment of 1.75% to 3.00% for LIBOR-rate loans and 0.75% to 2.00% for base-rate loans to post-amendment of 2.00% to 3.50% for LIBOR-rate loans and 1.00% to 2.50% for base-rate loans, in each case depending on the Company’s leverage ratio, until the Performance Hurdle has occurred, at which time, subject to certain conditions, the applicable margins will revert to those in effect prior to the Credit Amendment;

•	temporarily increased the borrowing base availability attributable to our borrowing base assets, other than the Texas Ten Portfolio, until December 31, 2018;
•

reduced the borrowing base availability attributable to the Texas Ten Portfolio until the earlier to occur of the Texas Ten Revaluation Date and December 31, 2018; failure of the Texas Ten Revaluation Date to occur on or prior to December 31, 2018 would have resulted in the Texas Ten Portfolio being excluded as a borrowing base asset;

•

until the Performance Hurdle has occurred, restricts the Operating Partnership’s use of proceeds from borrowings under the Credit Agreement, unless approved by lenders representing two-thirds of the outstanding commitments under the Credit Agreement. Proceeds totaling approximately $20.4 million were pre-approved for specific uses, comprised primarily of the remaining funding obligations for the expansion at Mountain’s Edge Hospital and under the Company’s construction mortgage loan to Haven Healthcare;

•

provided that the covenants relating to (i) the minimum aggregate occupancy rate for borrowing base properties and (ii) the maximum adjusted net operating income attributable to a tenant or group of affiliated tenants, shall not apply on or before March 31, 2019; and

•

did not place additional limitations regarding dividends and distributions prior to December 31, 2018 provided no default or event of default occurred as a result, in whole or in part, of the failure of the Texas Ten Revaluation Date to occur on or before December 31, 2018.

Under the Second Credit Amendment, the “Texas Ten Revaluation Date” is defined as the occurrence of all of the following: (i) the written approval by the administrative agent and lenders representing 60.0% of the outstanding commitments under the Credit Agreement of a tenant for the Texas Ten Portfolio pursuant to a lease approved in writing by the administrative agent (the “Replacement Texas Ten Lease”) and a termination of the existing lease for the Texas Ten Portfolio, all pursuant to agreements approved in writing by the administrative agent; (ii) delivery to the administrative agent of a new appraisal of, and the determination of a new appraised value for, the Texas Ten Portfolio based upon the Replacement Texas Ten Lease; and (iii) compliance with each other provision of the Credit Agreement relating to the inclusion of borrowing base assets in the determination of borrowing base availability under the Credit Agreement. The Company satisfied all of the criteria in the definition of Texas Ten Revaluation Date by December 31, 2018.

Under the Second Credit Amendment, the “Performance Hurdle” is defined as the occurrence of all of the following: (i) the Texas Ten Revaluation Date shall have occurred on or before December 31, 2018; (ii) the completion of the expansion at Mountain’s Edge Hospital in accordance with the terms of the Fundamental Master Lease, subject to certain other conditions; (iii) the obligations of the tenant under the Fundamental Master Lease to pay full rent and of the tenant under the Replacement Texas Ten Lease to pay rent shall have commenced; (iv) no default or event of default under the Fundamental Master Lease or the Replacement Texas Ten Lease shall have occurred; (v) the tenants under the Fundamental Master Lease and the Replacement Texas Ten Lease shall have not less than one full quarter history of paying rent and reserves with no payment defaults, late payments or delinquencies; (vi) our operating partnership shall have delivered to the administrative agent a written request to return to the original pricing spreads in effect prior to the Credit Amendment (which request may not be delivered prior to July 1, 2019), together with a written certification that the foregoing conditions have been satisfied; and (vii) lenders representing two-thirds of the outstanding commitments under the Credit Agreement shall have approved the return to the original pricing spreads in effect prior to the Credit Amendment.

Effective January 1, 2019, we had complied with the terms of the Second Credit Amendment including all the criteria in the definition of Texas Ten Revaluation Date. At that date, the temporary increase in borrowing base availability attributable to our borrowing base assets as provided for in the Second Credit Amendment expired, resulting in our borrowings under the credit facility exceeding borrowing base availability by approximately $7.2 million. On February 20, 2019, we entered into the Third Amendment (the “Third Credit Amendment”) to the Credit Agreement that further amended certain terms, covenants and conditions of the Credit Agreement and the Second Credit Amendment including, but not limited to the following:

•	extends the increase in borrowing base availability attributable to our borrowing base assets provided for in the Second Credit Amendment, including the Texas Ten Portfolio, until June 30, 2019;
•

restricts our use of proceeds from borrowings under the Credit Agreement to approximately $10.3 million for the remaining funding obligations for the expansion at Mountain’s Edge Hospital and under the Company’s construction mortgage loan to Haven Healthcare, unless approved by lenders representing two-thirds of the outstanding commitments under the Credit Agreement;

•

reduces the maximum amount available under the revolving credit facility from $300 million to $175 million which, when combined with the $125 million term loan, provides total commitments available to the Company under the Credit Agreement of $300 million;

•	requires any principal repayment on the Medistar Gemini Mortgage Loan and Medistar Stockton Loan to be used to pay down the outstanding balance on the revolving credit facility; and
•

prohibits us from declaring or paying any dividend on or prior to June 30, 2019, other than, subject to certain conditions, (i) a dividend to our common stockholders attributable to the fourth quarter of 2018 not to exceed $0.21 per share, with payment conditioned upon approval by our stockholders of the merger with Omega and subject to our maintaining a minimum of $2.0 million in unrestricted cash and cash equivalents upon payment of such dividend, and (ii) the pre-closing dividend pursuant to the terms of the merger agreement with Omega.

We incurred fees associated with the Credit Amendment of approximately $0.8 million. These costs will be amortized to interest expense through July 1, 2019. We incurred fees associated with the Third Credit Amendment of approximately $0.2 million. These costs will be amortized to interest expense through June 30, 2019. We will write-off approximately $0.9 million related to unamortized deferred financing costs in the first quarter of 2019 related to the reduction in total commitments under the Credit Agreement.

At February 25, 2019, we had $278.8 million in borrowings outstanding, of which $153.8 million was outstanding under the revolving credit facility with a weighted-average interest rate of 5.25%, reflecting a 2.75% spread over LIBOR, and $125.0 million was outstanding under the term loan. As of February 25, 2019, we had approximately $10.3 million in pre-approved borrowing capacity under the Credit Agreement.

Our ability to borrow under the Credit Agreement is subject to ongoing compliance with various customary restrictive covenants, including with respect to liens, indebtedness, investments, distributions, mergers and asset sales. In particular, the Credit Agreement limits our distributions to stockholders to 95% of funds from operations (as defined in the Credit Agreement), subject to certain exceptions. The Third Credit Amendment further limits distributions through June 30, 2019 as described above. These restrictions may reduce the amount of distributions we otherwise would make to stockholders. In addition, the Credit Agreement requires us to satisfy certain financial covenants.

The Credit Agreement also contains customary events of default, in certain cases subject to customary periods to cure, including among others, nonpayment of principal or interest, material breach of representations and warranties and failure to comply with covenants. The occurrence of an event of default, following the applicable cure period, would permit the lenders to, among other things, declare the unpaid principal, accrued and unpaid interest and all other amounts payable under the credit facility to be immediately due and payable. We were in compliance with all financial covenants at December 31, 2018.

Our operating partnership is the borrower under the Credit Agreement, and we and certain of our subsidiaries serve as guarantors under the Credit Agreement.

Management’s Assessment of Future Borrowing Base Availability and Future Plans

As noted above, our borrowings under the Credit Agreement exceeded borrowing base availability by approximately $7.2 million upon expiration on January 1, 2019 of the provisions in the Second Credit Amendment that temporarily increased borrowing base availability. The Third Credit Amendment extended to June 30, 2019 the increase in borrowing base availability attributable to our borrowing base assets provided for in the Second Credit Amendment, including the Texas Ten Portfolio. This extension increases borrowing base availability to cover all outstanding borrowings as of January 1, 2019 and the $10.3 million in pre-approved additional borrowings to complete the expansion at Mountain’s Edge Hospital and fund the remaining commitment under our construction mortgage loan with Haven Healthcare.

All of our outstanding borrowings on the credit facility will be repaid upon closing of the announced merger with Omega, as discussed in further detail above under “Recent Developments- Merger Agreement.” In the event the merger is delayed or does not close as anticipated, the additional borrowing base availability and borrowings provided by the Third Credit Amendment, along with our current cash on hand and expected monthly net cash flows, are projected to provide sufficient liquidity to the Company to satisfy outstanding funding obligations, comprised primarily of the Haven construction mortgage loan and Mountain’s Edge construction project; ongoing operating expenses, including interest payments under the Credit Agreement; and required distributions to stockholders to satisfy REIT requirements through February 2020. Upon expiration of the extension of the borrowing base availability included in the Third Credit Amendment on June 30, 2019, we expect our unrestricted cash and cash equivalents on hand would be sufficient to pay down the approximately $12.0 million in excess borrowings over the estimated borrowing base availability at that date.

If our unrestricted cash and cash equivalents as of July 1, 2019 are not sufficient to cover any borrowings under the Credit Agreement that exceed borrowing base availability, and our merger with Omega has not yet occurred, management would seek an additional modification of our Credit Agreement to remedy the over-advanced position, which may include, but is not limited to, granting the lenders a first mortgage interest in its real estate portfolio in order to secure all amounts outstanding under the Credit Agreement. Based upon preliminary discussions with the lead agent under the Credit Agreement, management believes that a conversion to a mortgaged-back facility is executable and the value of our real estate investments is sufficient to cover amounts outstanding on the facility.

Interest Rate Swap Agreements

We may use interest rate derivatives from time to time to manage our exposure to interest rate risks. On February 10, 2017, we entered into interest rate swap agreements, effective on April 10, 2017, on the full $125.0 million on the term loan to fix the variable LIBOR rate at 1.84%, plus the LIBOR spread under the amended credit agreement, which was 2.75% at February 25, 2019.

Sources and Uses of Cash

Year ended December 31, 2018 compared to December 31, 2017

	For the year ended December 31,
	2018	2017	Change
Cash, cash equivalents and restricted cash at beginning of period	$12,640	$9,771	$2,869
Net cash provided by operating activities	23,466	41,141	(17,675)
Net cash used in investing activities	(65,989)	(77,069)	11,080
Net cash provided by financing activities	38,253	38,797	(544)
Cash, cash equivalents and restricted cash at end of period	$8,370	$12,640	$(4,270)

Operating Activities- Cash flows from operating activities decreased by $17.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.  Operating cash flows were primarily impacted by a net decrease in cash of $7.5 million related to other operating assets and liabilities and a $1.6 million net decrease in deferred revenues based on the timing of rents collected. Additionally, there was a $5.8 million net decrease related to the conversion of the Prior Texas Ten Tenant to non-accrual status for revenue recognition as described above under the heading “Recent Developments—Texas Ten Portfolio Update.” Operating cash flows were also impacted by an increase of $4.9 million in cash interest payments and $2.1 million in transaction costs for the year ended December 31, 2018 compared to 2017. This was partially offset by increases in rent and interest income from acquisitions completed during 2017 and 2018. We expect that, on an annual basis, our cash flows from operating activities may exceed our cash dividends to stockholders. However, to the extent cash distributions to stockholders exceed cash flows from operating activities in any period, we expect to fund such excess distributions with available cash on hand or, if permitted under the terms of the Credit Agreement, amounts available under our credit facility.

Investing Activities- Cash used in investing activities during the year ended December 31, 2018 decreased by $11.0 million compared to the year ended December 31, 2017. This decrease is mainly the result of completing fewer acquisitions partially offset by funding more debt investments during the year ended December 31, 2018 as compared to the prior-year period.

Financing Activities- Cash provided by financing activities for the year ended December 31, 2018 decreased by $0.5 million compared to the year ended December 31, 2017. The change resulted primarily from a reduction of $9.6 million in borrowings under our credit facility during the year ended December 31, 2018 as compared to the prior-year period, a decrease in dividends paid to common stockholders of $6.6 million and lower deferred loan costs paid of $2.0 million.

Year ended December 31, 2017 compared to December 31, 2016

The sources and uses of cash reflected in our consolidated statements of cash flows for the years ended December 31, 2017 and 2016 are summarized below (dollars in thousands):

	For the year ended December 31,
	2017	2016	Change
Cash, cash equivalents and restricted cash at beginning of period	$9,771	$12,620	$(2,849)
Net cash provided by operating activities	41,141	30,452	10,689
Net cash used in investing activities	(77,069)	(340)	(76,729)
Net cash (used in) provided by financing activities	38,797	(32,961)	71,758
Cash, cash equivalents and restricted cash at end of period	$12,640	$9,771	$2,869

Operating Activities- Cash flows from operating activities increased by $10.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.  Operating cash flows were primarily impacted by a net increase in cash of $5.0 million related to other operating assets and liabilities and a $2.1 million net increase in deferred revenues based on the timing of rents collected.  Operating cash flows were also impacted by an increase in cash of $3.1 million due to acquisitions completed during 2017.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2018, excluding the impact of subsequent events (dollars in thousands):

	2019	2020-2021	2022-2023	2024-Thereafter	Total
Secured credit facility (1)	$8,285	$163,016	$-	$-	$171,301
Term loan (2)	5,739	11,479	125,645	-	142,863
Operating lease commitments (3)	351	379	362	19,617	20,709
Tenant renovation funding obligation (4)	5,691	-	-	-	5,691
Mortgage note funding obligation (5)	2,770	-	-	-	2,770
	$22,836	$174,874	$126,007	$19,617	$343,334

(1)

Assumes the outstanding balance of $153.8 million and the weighted average interest rate of 5.1% in effect at December 31, 2018 remain in effect until maturity of our credit facility. Amounts also include unused credit facility fees assuming the balance outstanding at December 31, 2018 remains outstanding through maturity of our secured revolving credit facility.

(2)	Assumes the interest rate of 4.6% in effect at December 31, 2018 remains in effect until maturity of the term loan.
(3)	All of our contractual obligations to make operating lease payments are related to our corporate office lease and one ground lease.
(4)

Pursuant to the Fundamental Healthcare master lease, we agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites.  As of December 31, 2018, approximately $5.3 million has been funded.

(5)

On January 5, 2018, we closed on a construction mortgage note receivable with a maximum principal amount of $19.0 million to Haven Behavioral Healthcare.  The balance outstanding under this loan was approximately $16.2 million at December 31, 2018.

In connection with entering into the master lease with Creative Solutions, we agreed to indemnify Creative Solutions for certain Medicare liabilities up to a maximum amount of approximately $0.8 million.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

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

Adjusted Funds from Operations

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations.  To calculate AFFO, we further adjust FFO for certain items that are not added to net income in Nareit’s definition of FFO, such as acquisition expenses, non-real estate-related depreciation and amortization (including amortization of lease incentives, tenant allowances and leasing costs), stock-based compensation expenses, and any other non-comparable or non-operating items, that do not relate to the operating performance of our properties. For the year ended December 31, 2018, approximately $2.1 million of transaction costs comprised primarily of professional fees incurred during the second quarter of 2018 was added back in the calculation of AFFO. Additionally, for the year ended December 31, 2018, approximately $0.5 million of merger-related costs comprised of professional fees incurred in the fourth quarter of 2018 was added back in the calculation of AFFO. To calculate AFFO, we also adjust FFO to remove the effect of straight-line rent revenue, which represents the recognition of net unbilled rental income expected to be collected in future periods of a lease agreement that exceeds the actual contractual rent due periodically from tenants for their use of the leased real estate under each lease. Noncontrolling interest amounts represent adjustments to reflect only our share of straight line rent revenue.

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

The table below reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and AFFO attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016 and is presented using the weighted average common shares as determined in our computation of earnings per share. The effects of restricted shares of common stock were included in the dilutive weighted-average common shares outstanding for the calculation of FFO and AFFO per common share for the year ended December 31, 2016, as their effects were dilutive. These shares were excluded from the calculation of diluted net income (loss) attributable to common stockholders per share for the year ended December 31, 2016 because their effects were not dilutive.

FFO and AFFO attributable to common stockholders for the year ended December 31, 2018 as compared to the year ended December 31, 2017 include the effects of the reduction in revenues and increase in property tax expense related to the Texas Ten Portfolio as described above under the heading “Recent Developments—Texas Ten Portfolio Update” and higher interest expense, partially offset by higher revenues from new investment activities. FFO attributable to common stockholders for the year ended December 31, 2018 also includes the effect of $2.1 million in transaction costs incurred primarily in the second quarter of 2018 and $0.5 million in merger-related costs incurred in the fourth quarter of 2018 comprised primarily of professional fees.

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

The amounts presented below are in thousands, except per share amounts.

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Net income (loss) attributable to common stockholders	$5,663	$20,422	$(2,710)
Real estate depreciation and amortization, net of noncontrolling interest	16,871	15,177	14,123
FFO attributable to common stockholders	22,534	35,599	11,413
Acquisition costs on completed acquisitions	-	-	18
Stock-based compensation expense	3,405	3,387	2,555
Deferred financing costs amortization	1,281	1,051	2,466
Expensed transaction costs	2,089	-	-
Merger-related costs	520	-	-
Non-real estate depreciation and amortization	537	560	307
Preferred stock redemption premium paid upon completion of the IPO	-	-	6,256
Surety bond fee	-	-	(188)
Straight-line rent expense	149	157	165
Straight-line rent revenue, net of noncontrolling interest	121	(4,822)	278
AFFO attributable to common stockholders	$30,636	$35,932	$23,270

Weighted average shares outstanding-earnings per share
Basic	31,597	31,447	15,838
Diluted	31,601	31,484	15,838

Net income (loss) attributable to common stockholders per share
Basic and diluted	$0.17	$0.64	$(0.18)

Weighted average common shares outstanding- FFO and AFFO attributable to common stockholders
Basic	31,597	31,447	15,838
Diluted	31,601	31,484	15,926

FFO per common share
Basic and diluted	$0.71	$1.13	$0.72

AFFO per common share
Basic	$0.97	$1.14	$1.47
Diluted	$0.97	$1.14	$1.46

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary market risk to which we are exposed is interest rate risk. We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other investments, including borrowings under the amended credit facility agreement. As of December 31, 2018, we had $153.8 million outstanding under our revolving credit facility and $125.0 million outstanding under our term loan, all of which bear interest at a variable rate, and no other outstanding debt. We entered into interest rate swaps on the term loan that effectively converted it into fixed-rate debt. At December 31, 2018, LIBOR on our outstanding borrowings was 2.40%. Assuming no increase in the amount of our variable interest rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.5 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR decreased 100 basis points, our cash flow would increase by approximately $1.5 million annually.

Item 8. Financial Statements

MedEquities Realty Trust, Inc.

Index to Consolidated Financial Statements

and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
MedEquities Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MedEquities Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement Schedule III, real estate and accumulated depreciation, and Schedule IV, mortgage loans receivable on real estate (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Atlanta, Georgia
February 25, 2019

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2018	December 31, 2017
Assets
Real estate properties
Land	$45,594	$43,180
Building and improvements	537,437	505,623
Intangible lease assets	11,387	11,387
Furniture, fixtures and equipment	3,634	3,538
Less accumulated depreciation and amortization	(59,611)	(41,984)
Total real estate properties, net	538,441	521,744

Mortgage notes receivable, net	44,778	18,557
Note receivable	7,000	-
Cash and cash equivalents	8,370	12,640
Other assets, net	34,200	28,662
Total Assets	$632,789	$581,603

Liabilities and Equity
Liabilities
Debt	$278,137	$215,523
Accounts payable and accrued liabilities	5,691	6,605
Deferred revenue	1,601	2,722
Total liabilities	285,429	224,850

Commitments and contingencies
Equity
Common stock, $0.01 par value. Authorized 400,000 shares; 31,841 and 31,836 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	314	314
Additional paid in capital	378,716	375,690
Dividends declared	(87,646)	(67,691)
Retained earnings	49,859	44,196
Accumulated other comprehensive income	2,211	1,247
Total MedEquities Realty Trust, Inc. stockholders' equity	343,454	353,756
Noncontrolling interest	3,906	2,997
Total equity	347,360	356,753
Total Liabilities and Equity	$632,789	$581,603

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Revenues
Rental income	$52,701	$58,913	$48,330
Interest on mortgage notes receivable	4,041	2,157	921
Interest on notes receivable	518	35	45
Total revenues	57,260	61,105	49,296
Expenses
Depreciation and amortization	17,202	15,504	14,323
Property related	2,797	1,482	1,303
Real estate acquisition related	1,064	457	488
Franchise, excise and other taxes	315	141	366
Bad debt expense	-	-	216
General and administrative	13,900	11,677	10,596
Total operating expenses	35,278	29,261	27,292
Operating income	21,982	31,844	22,004

Other income (expense)
Interest and other income	11	9	195
Interest expense	(12,487)	(7,701)	(10,883)
	(12,476)	(7,692)	(10,688)

Net income	$9,506	$24,152	$11,316
Less: Preferred stock dividends	-	-	(13,760)
Less: Net income attributable to noncontrolling interest	(3,843)	(3,730)	(266)
Net income (loss) attributable to common stockholders	$5,663	$20,422	$(2,710)

Net income (loss) attributable to common stockholders per share
Basic and diluted	$0.17	$0.64	$(0.18)

Weighted average shares outstanding
Basic	31,597	31,447	15,838
Diluted	31,601	31,484	15,838

Dividends declared per common share	$0.63	$0.84	$0.63

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$9,506	$24,152	$11,316
Other comprehensive income:
Increase in fair value of cash flow hedge	964	1,247	-
Total other comprehensive income	964	1,247	-
Comprehensive income	10,470	25,399	11,316
Less: comprehensive income attributable to noncontrolling interest	(3,843)	(3,730)	(266)
Comprehensive income attributable to MedEquities Realty Trust, Inc.	$6,627	$21,669	$11,050

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

(in thousands)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Retained	Dividends	Accum. Other comprehensive	Non- controlling
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Earnings	Declared	income	Interest	Total Equity
Balance at December 31, 2015	-	$-	125	$1	11,233	$109	$273,740	$12,724	$(19,876)	$-	$4,547	$271,245
Redemption of preferred stock	-	-	(125)	(1)	-	-	(125,124)	-	-	-	-	(125,125)
Grants of restricted stock	-	-	-	-	89	-	-	-	-	-	-	-
Issuance of common stock, net of costs	-	-	-	-	20,435	205	221,444	-	-	-	-	221,649
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(2,307)	(2,307)
Stock-based compensation	-	-	-	-	-	-	2,555	-	-	-	-	2,555
Net income	-	-	-	-	-	-	-	11,050	-	-	266	11,316
Dividends to preferred stockholders	-	-	-	-	-	-	-	-	(13,760)	-	-	(13,760)
Dividends to common stockholders	-	-	-	-	-	-	-	-	(7,315)	-	-	(7,315)
Balance at December 31, 2016	-	$-	-	$-	31,757	$314	$372,615	$23,774	$(40,951)	$-	$2,506	$358,258
Grants of restricted stock	-	-	-	-	115	-	-	-	-	-	-	-
Issuance of common stock, net of costs	-	-	-	-	-	-	(20)	-	-	-	-	(20)
Repurchase and cancellation of restricted stock	-	-	-	-	(5)	-	(50)	-	-	-	-	(50)
Retirement of common stock	-	-	-	-	(11)	-	-	-	-	-	-	-
Shares surrendered for taxes upon vesting	-	-	-	-	(20)	-	(242)	-	-	-	-	(242)
Other comprehensive income	-	-	-	-	-	-	-	-	-	1,247	-	1,247
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(3,239)	(3,239)
Stock-based compensation	-	-	-	-	-	-	3,387	-	-	-	-	3,387
Net income	-	-	-	-	-	-	-	20,422	-	-	3,730	24,152
Dividends to common stockholders	-	-	-	-	-	-	-	-	(26,740)	-	-	(26,740)
Balance at December 31, 2017	-	$-	-	$-	31,836	$314	$375,690	$44,196	$(67,691)	$1,247	$2,997	$356,753
Grants of restricted stock	-	-	-	-	46	-	-	-	-	-	-	-
Forfeited restricted stock	-	-	-	-	(12)	-	-	-	-	-	-	-
Vesting of restricted stock units	-	-	-	-	8	-	-	-	-	-	-	-
Shares surrendered for taxes upon vesting	-	-	-	-	(37)	-	(379)	-	-	-	-	(379)
Other comprehensive income	-	-	-	-	-	-	-	-	-	964	-	964
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(2,934)	(2,934)
Stock-based compensation	-	-	-	-	-	-	3,405	-	-	-	-	3,405
Net income	-	-	-	-	-	-	-	5,663	-	-	3,843	9,506
Dividends to common stockholders	-	-	-	-	-	-	-	-	(19,955)	-	-	(19,955)
Balance at December 31, 2018	-	$-	-	$-	31,841	$314	$378,716	$49,859	$(87,646)	$2,211	$3,906	$347,360

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Operating activities
Net income	$9,506	$24,152	$11,316
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,517	17,617	17,921
Stock-based compensation	3,405	3,387	2,555
Straight-line rent receivable	(936)	(5,919)	3,447
Straight-line rent liability	149	157	165
Provision for bad debt	-	-	216
Construction mortgage interest income	(1,186)	(22)	-
Write-off of pre-acquisitions costs	513	149	252
Write-off of pre-offering costs	-	-	89
Changes in operating assets and liabilities
Other assets	(7,210)	10,264	(12,939)
Accounts payable and accrued liabilities	796	(9,147)	9,062
Deferred revenues	(1,088)	503	(1,632)
Net cash provided by operating activities	23,466	41,141	30,452
Investing activities
Acquisitions of real estate	(23,458)	(55,179)	(72)
Capital expenditures for real estate	(3,931)	(1,105)	-
Funding of mortgage notes and note receivable, net	(39,715)	(21,113)	(1,662)
Repayments of mortgage notes and notes receivable	1,349	450	1,712
Capitalized pre-acquisition costs, net	(210)	(107)	(306)
Capital expenditures for corporate property	(24)	(15)	(12)
Net cash used in investing activities	(65,989)	(77,069)	(340)
Financing activities
Net borrowings (repayments) on secured credit facility	62,600	(52,800)	(103,400)
Dividends paid to common stockholders	(20,097)	(26,657)	(10,459)
Distributions to noncontrolling interest	(2,934)	(3,239)	(2,307)
Deferred loan costs	(901)	(2,910)	(1,402)
Taxes remitted upon vesting of restricted stock	(397)	(224)	-
Capitalized pre-offering costs	(18)	(280)	-
Proceeds from borrowings on term loan	-	125,000	-
Cancellation of restricted stock	-	(50)	-
Proceeds from sale of common shares, net of offering costs	-	(43)	224,320
Redemption of preferred shares	-	-	(125,125)
Dividends paid to preferred stockholders	-	-	(14,588)
Net cash provided by (used in) financing activities	38,253	38,797	(32,961)
Increase (decrease) in cash, cash equivalents and restricted cash	(4,270)	2,869	(2,849)
Cash, cash equivalents and restricted cash at beginning of period	12,640	9,771	12,620
Cash, cash equivalents and restricted cash at end of period	$8,370	$12,640	$9,771

See accompanying notes to consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(in thousands)

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Supplemental Cash Flow Information
Interest paid	11,181	6,325	8,417
Norris Academy acquisition of real estate	6,383	-	-
Norris Academy mortgage note conversion	(6,383)	-	-
Accrued capital expenditures for real estate	613	-	-
Texas gross margins taxes paid, net of reimbursement	96	(23)	69
Accrued pre-acquisition costs	34	64	21
Accrued pre-offering costs	-	18	-

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

Note 1 - Organization and Nature of Business

MedEquities Realty Trust, Inc. (the “Company”), which was incorporated in the state of Maryland on April 23, 2014, is a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of December 31, 2018, the Company had investments of $590.2 million, net in 34 real estate properties and six healthcare-related real estate debt investments. The Company owns 100% of all of its properties and investments, other than its investment in an acute care hospital in Lakeway, Texas (“Lakeway Hospital”), in which the Company owns a 51% interest through a consolidated partnership (the “Lakeway Partnership”).

In October 2016, the Company completed its initial public offering (the “IPO”) of its common stock, resulting in aggregate net proceeds to the Company of approximately $221.6 million, after deducting the underwriting discount and commissions and offering expenses payable by the Company. These offering expenses include approximately $2.7 million of offering expenses that had been paid prior to 2016. The Company used approximately $131.4 million to redeem all of its outstanding preferred stock and approximately $94.8 million to repay amounts outstanding under its secured credit facility.

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation. There are no material differences between the Company and the Operating Partnership as of December 31, 2018.

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

Revenue Recognition- Leases of Real Estate Properties: At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification.  Currently, all of the Company’s lease arrangements are classified as operating leases.  Rental revenue for operating leases is recognized on a straight-line basis over the lease term when collectability is reasonably assured and the tenant has taken possession or controls the physical use of a leased asset. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company.  When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical leased asset until the tenant improvements are substantially completed.  When the tenant is the owner of the tenant improvements, any tenant improvement allowance funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. The determination of ownership of the tenant improvements is subject to significant judgment.  If the Company’s assessment of the owner of the tenant improvements for accounting purposes were different, the timing and amount of revenue recognized would be impacted.

The Company maintains an allowance for doubtful accounts, including an allowance for operating lease straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of tenants and operators on a continuous basis. This evaluation considers industry and economic conditions, property performance, credit enhancements and other factors. For straight-line rent amounts, the Company’s assessment is based on income recoverable over the term of the lease. The Company exercises judgment in establishing allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to the consolidated financial statements. At December 31, 2018 and 2017, the Company had no allowance for doubtful accounts.

The Company’s leases are generally “triple-net” leases with terms requiring operating expenses associated with the Company’s facilities, such as taxes, insurance and utilities, to be paid directly by the Company’s tenants.  Failure by a tenant to pay such expenses, or to pay late, would result in a violation of the lease agreement, which could lead to an event of default if not cured timely.

Leases in the medical office building owned by the Company require tenants to make estimated payments to the Company to cover their proportional share of operating expenses, including, but not limited to, real estate taxes, property insurance, routine maintenance and repairs, utilities and property management expenses. The Company collects these estimated expenses and is reimbursed by tenants for any actual expense in excess of estimates or reimburses tenants if collected estimates exceed actual operating results. The reimbursements are recorded in rental income as operating expense recoveries, and the expenses are recorded in property-related expenses, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company reported operating expense recoveries, primarily related to its one medical office building, totaling $0.2 million, $1.0 million, and $0.9 million, respectively, which is included in rental income on the consolidated statements of operations.

Revenue Recognition- Mortgage Notes and Other Receivables: Mortgage notes receivable are classified as held-for-investment based on management’s intent and ability to hold the mortgage notes receivable for the foreseeable future or to maturity.  The Company recognizes interest income on mortgage notes receivable, including the amortization of any discounts and premiums, using the interest method applied on a loan-by-loan basis when collectability of the future payments is reasonably assured.  Premiums, discounts and related costs are recognized as yield adjustments over the term of the related loans.

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

Allowances are established for loans based upon an estimate of probable losses on an individual basis if they are determined to be impaired.  Loans are impaired when it is deemed probable that the Company will be unable to collect all amounts due on a timely basis in accordance with the contractual terms of the loan.  The allowance is based upon management’s assessment of the borrower’s overall financial condition, resources and payment record; the prospects for support from any financially responsible guarantors; and, if appropriate, the net realizable value of any collateral.  These estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at the loan’s effective interest rate, the fair value of collateral, general economic conditions and trends, historical and industry loss experience, and other relevant factors. At December 31, 2018 and 2017, the Company had no allowance for loan losses.

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

The Company records above-market and below-market in-place lease values, if any, which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, or, for below-market in-place leases, including any bargain renewal option terms. The Company amortizes any resulting capitalized above-market lease values as a reduction of rental income over the lease term. The Company amortizes any resulting capitalized below-market lease values as an increase to rental income over the lease term. As of December 31, 2018 and 2017, the Company had one above-market in-place lease with a gross value of $7.6 million. The Company did not have any below-market in-place leases as of December 31, 2018 and 2017.

The Company amortizes the value of in-place leases to amortization expense over the initial term of the respective leases. If a lease is terminated, the unamortized portion of the in-place lease value is charged to amortization expense.

Depreciation and amortization of real estate assets and liabilities is provided for on a straight-line basis over the estimated useful lives of the assets:

Building	18 to 50 years
Improvements	2 to 48 years
Lease intangibles	12 to 15 years
Furniture, fixtures, and equipment	5 to 14 years

Asset Impairment- Real Estate Properties: Real estate asset impairment losses are recorded when events or changes in circumstances indicate the asset is impaired and the estimated undiscounted cash flows to be generated by the asset are less than its carrying amount. Management assesses the impairment of properties individually and impairment losses are calculated as the excess of the carrying amount over the fair value of assets to be held and used, and carrying amount over the fair value less cost to sell in instances where management has determined that the Company will dispose of the property and the criteria are met for the property to be classified as held-for-sale. In determining the fair value, the Company uses current appraisals or other third party opinions of value and other estimates of fair value such as estimated discounted future cash flows.

Asset Impairment- Mortgage Notes and Other Receivables: The Company evaluates the carrying value of mortgage and other notes receivable on an individual basis. Management periodically evaluates the realizability of future cash flows from the mortgage note receivable when events or circumstances, such as non-receipt of principal and interest payments and/or significant deterioration of the financial condition of the borrower, indicate that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement. An impairment charge is recognized in current period earnings and is calculated as the difference between the carrying amount of the loan and the discounted cash flows expected to be received, or if foreclosure is probable, the fair value of the collateral securing the loan.

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

The Company’s federal tax returns for the years ended December 31, 2015, 2016 and 2017 are currently subject to examination by taxing authorities. The Company classifies interest and penalties related to uncertain tax positions, if any, in the Company’s consolidated financial statements as a component of income tax expense. The Company has made no U.S. federal income tax payments.

Stock-Based Compensation: The fair value of stock-based awards is calculated on the date of grant. The Company amortizes the stock-based compensation expense on a straight-line basis over the period that the awards are expected to vest, net of any forfeitures. Forfeitures of stock-based awards are recognized as they occur.

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

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads and market capitalization rates. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Valuation techniques used by the Company include the use of third-party valuations and internal valuations, which may include discounted cash flow and Monte Carlo valuation models. For the years ended December 31, 2018 and 2017, the Company has recorded all acquisitions based on estimated fair values. The fair values were obtained from third-party appraisals based on comparable properties (using the market approach, which involved Level 3 inputs in the fair value hierarchy).

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

The Company recognizes all derivative instruments as assets or liabilities at their fair value in the consolidated balance sheets. Changes in the fair value of derivative instruments that are not designated as hedges or that do not meet the criteria of hedge accounting are recognized in earnings. For derivatives designed in qualified cash flow hedging relationships, the change in fair value of the derivatives is recognized in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income into earnings once the underlying hedged transaction is recognized in earnings.

Accumulated Other Comprehensive Income: Certain items must be included in comprehensive income, including items such as foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities. The accumulated other comprehensive income balances at December 31, 2018 and 2017 were approximately $2.2 million $1.2 million, respectively.

Recent Accounting Developments: On January 1, 2018, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows - Restricted Cash,” became effective for the Company. This guidance requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The consolidated statement of cash flows for the year ended December 31,

2016 reflects an increase in the beginning of period cash, cash equivalents and restricted cash line item and an increase in the change in other assets line item, each of approximately $0.1 million. The consolidated statement of cash flows for the year ended December 31, 2017 reflects an increase in the beginning of period cash, cash equivalents and restricted cash line item and a decrease in the change in other assets line item, each of approximately $0.3 million, as a result of the adoption of this new guidance.

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

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted improvements to lessor accounting. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements.

The new standard is effective for the Company on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company.

While the Company continues to assess all of the effects of adoption, it currently believes the most significant effect for the Company as lessee relates to the recognition of new right-of-use assets and lease liabilities on its consolidated balance sheet for the corporate office lease and one ground lease. Upon adoption, the Company currently expects to recognize additional operating liabilities of approximately $3.2 million, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for these two existing operating leases.

For leases where the Company is the lessor, the Company does not expect the new standard to have a material effect on its consolidated financial statements. The Company currently has one medical office building in which the Company provides services to maintain the asset. While the new standard identifies common area maintenance as a non-lease component of the Company’s real estate lease contracts, the Company expects to apply the practical expedient to account for its gross real estate leases in its one medical office building and associated common area maintenance components as a single, combined operating lease component. Consequently, the Company does not expect the new standard’s changed guidance on contract components to significantly affect its financial reporting.

In addition, due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense lease origination costs as incurred that are currently capitalized as initial direct costs and amortized to expense over the lease term.

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

Note 3- Merger Agreement

On January 2, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omega Healthcare Investors, Inc. (“Omega”).  Pursuant to the terms of the Merger Agreement, the Company will merge with an into Omega, with Omega continuing as the surviving company in the merger. Each share of Company common stock will be converted at the effective time of the merger into the right to receive (i) 0.235 of a share of common stock of Omega, subject to adjustment under certain limited circumstances, plus the right to receive cash in lieu of any fractional shares of Omega common stock; and (ii) an amount in cash equal to $2.00, subject to adjustment under certain limited circumstances.  Pursuant to the terms of the Merger Agreement, the Company will declare a special dividend of $0.21 per share of common stock payable to the holders of record of the Company’s common stock as of the end of trading on the New York Stock Exchange on the trading day immediately prior to the closing date of the merger, which will be payable together with the cash consideration in the merger in accordance with the terms of the Merger Agreement.

The merger is subject to customary closing conditions, including, but not limited to, the approval of the Company’s stockholders. The proposed merger transaction is currently expected to close in the first half of 2019.

Note 4 – Investment Activity

2018 Investment Activity

During the year ended December 31, 2018, the Company originated four healthcare-related real estate debt investments, funded additional principal under an existing mortgage note receivable and completed two real estate acquisitions for a total additional investment of $64.5 million. Additional details regarding these investments are described in more detail below.

2018 Real Estate Acquisitions

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

On September 21, 2018, the Company acquired the newly constructed Norris Academy, a psychiatric residential treatment facility for children and youth with neurodevelopmental disorders located in northeast Tennessee, which previously served as collateral for a construction mortgage loan. The purchase price of approximately $6.4 million was satisfied by applying the aggregate principal amount outstanding on the mortgage loan provided by the Company. The property is 100% leased to a wholly owned subsidiary of Sequel Youth and Family Services, LLC (“Sequel”) pursuant to a 15-year triple-net lease with two 10-year renewal options at an initial yield of 9.0% with annual rent escalators. This transaction was accounted for as an asset acquisition and less than $0.1 million of transaction costs were capitalized.

2018 Mortgage Notes and Note Receivable Funding

On January 5, 2018, the Company closed on a construction mortgage note receivable with a maximum principal amount of up to $19.0 million to Haven Behavioral Healthcare, Inc. to fund the purchase and conversion of an existing long-term acute care hospital to a 72-bed inpatient psychiatric hospital in Meridian, Idaho. The loan has a three-year term and an annual interest rate of 10.0%. Interest accrues monthly and is added to the outstanding balance of the mortgage note receivable. Upon completion of the planned renovation, the Company has the exclusive right to purchase the property, for a purchase price equal to the outstanding loan balance, in a sale-leaseback transaction with a 15-year triple-net lease with an initial yield of 9.3%. The balance outstanding under this loan was approximately $16.2 million as of December 31, 2018.

On January 31, 2018, the Company originated a $5.4 million mortgage note receivable to Louisville Rehab LP to partially fund the construction of a 42-bed inpatient rehabilitation facility in Clarksville, Indiana. The note is secured by a second lien on the facility. The three-year loan has an annual interest rate of 9.5%, which has a claw-back feature that would equate to a 15.0% rate from inception of the loan should the Company elect not to exercise its purchase option. The Company has the exclusive option to purchase the new facility upon completion for approximately $26.0 million that would be leased pursuant to a 20-year triple-net lease guaranteed by Cobalt Medical Partners and Cobalt Rehabilitation Hospitals at an initial lease rate of 9.0%.

On February 16, 2018, the Company funded an additional $3.0 million under an existing mortgage note receivable with a subsidiary of Medistar Corporation, which is secured by land and an existing building in Webster, Texas that increased the total balance of the loan to $9.7 million.  Effective with this additional funding, the interest rate under the loan increased from an annual interest rate of 10.0% to an annual interest rate of 12.0% and is payable upon maturity of the loan on February 28, 2019.

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

On April 6, 2018, the Company originated a $7.0 million pre-development note receivable with Medistar Stockton Rehab, LLC. The note accrues interest at an annual rate of 10.0% that is payable on the maturity date of February 28, 2019. The note is secured by a leasehold mortgage on the development of a future healthcare facility in Stockton, California.

On June 27, 2018, the Company entered into a loan modification agreement for the $10.0 million mortgage note with Vibra Healthcare, LLC and Vibra Healthcare II, LLC (the “Vibra Mortgage Loan”) that converted the loan to a 10-year amortizing loan requiring monthly principal and interest payments with a balloon payment on the maturity date of June 30, 2023. As part of the modification, the borrowers repaid $1.0 million of principal. The interest rate on the loan remains unchanged at 9.0%. The balance outstanding under this loan was approximately $8.7 million as of December 31, 2018.

2017 Investment Activity

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

On August 9, 2017, the Company acquired four behavioral health and substance abuse treatment facilities from subsidiaries of AAC Holdings, Inc. (the “AAC Portfolio”) for an aggregate purchase price of $25.0 million in cash. The facilities are comprised of two standalone intensive outpatient treatment facilities in Las Vegas, Nevada and Arlington, Texas, a 159-bed sober living facility in Las Vegas and a 133-bed sober living facility in Arlington. The properties are 100% leased to AAC Holdings, Inc. pursuant to a 15-year initial term triple-net master lease with two five-year renewal options at an initial lease rate of 8.75% with annual escalators. This transaction was accounted for as an asset acquisition and less than $0.1 million of transaction costs were capitalized.

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

On August 1, 2017, the Company funded a $6.7 million mortgage note receivable to a subsidiary of Medistar Corporation, which is secured by land and an existing building in Webster, Texas.  Interest accrues at a rate of 12% per annum and is payable upon the maturity date of the loan on February 28, 2019.

On October 10, 2017, the Company closed on a construction mortgage note receivable with a maximum principal amount of up to $6.0 million to a wholly owned subsidiary of Sequel to fund the construction and development of a replacement psychiatric residential treatment facility for children and youth with neurodevelopmental disorders located in northeast Tennessee. Amounts funded through the construction mortgage note receivable bear interest at a rate of 8.25%, which is funded as additional borrowings under the loan. As described above under the heading “-2018 Real Estate Acquisitions”, in September 2018 the company acquired the facility for a purchase price of approximately $6.4 million which was satisfied by applying the aggregate principal amount outstanding on the mortgage loan.

Texas Ten Portfolio Master Lease Update

In November 2018, the Company signed a new, 15-year triple net master lease with certain affiliates of Creative Solutions in Healthcare, Inc. (“Creative Solutions”) for its portfolio of ten skilled nursing facilities located throughout Texas (the “Texas Ten Portfolio”) previously leased to affiliates of OnPointe (the “Prior Texas Ten Tenant”). The lease with the Prior Texas Ten Tenant was terminated on December 31, 2018 and the new lease with Creative Solutions commenced on January 1, 2019. The initial annual base rent under the lease is approximately $7.7 million with annual lease escalators of 2.0% and two, five-year tenant renewal options. The Texas Ten Portfolio accounted for approximately 24.2% of the Company’s total real estate properties, net as of December 31, 2018.

The lease with the Prior Texas Ten Tenant was a triple-net master lease with the tenant responsible for all costs of the facilities, including taxes, utilities, insurance, maintenance and capital improvements. Monthly base rent due under the master lease was approximately $1.1 million during 2017 and 2018. Beginning in May 2018, the Prior Texas Ten Tenant stopped paying the monthly contractual rent due under the master lease because of ongoing operational difficulties that began in the second half of 2017 that adversely impacted its liquidity position.

As a result of the operational issues and related non-payment of full contractual rent due, effective July 1, 2018, the Company began recognizing revenue under the master lease as cash was received from the tenant. Total base rent due under the Prior Texas Ten Tenant’s lease for the year ended December 31, 2018 was approximately $12.9 million, of which the Company collected and recognized as revenue approximately $6.9 million, which included the application of security deposits held by the Company equal to two months of base rent. During the quarter ended September 30, 2018, we reserved approximately $4.8 million for the balance of non-cash straight-line rent outstanding as of June 30, 2018 that has been previously recorded in rental income. Additionally, the Company’s net income for the year ended December 31, 2018 was adversely impacted by approximately $1.5 million in property-related expenses for the Texas Ten Portfolio comprised primarily of property taxes for 2017 and 2018 which were the responsibility of the Prior Texas Ten Tenant under its triple-net master lease.

Fundamental Healthcare Master Lease Update

The Company leases a portfolio of four properties to subsidiaries of Fundamental Healthcare (“Fundamental”) pursuant to a triple-net master lease with base rent of approximately $8.8 million for 2018. Effective October 6, 2018, the Company amended the master lease to defer approximately $2.4 million in base rent for the period May 2018 through March 2019 associated with Mountain’s Edge Hospital, which is currently undergoing an expansion that is expected to be completed by the end of the first quarter of 2019. Beginning in April 2019, the deferred rent amount will be due in equal monthly installments over the remainder of 2019.  Interest on the outstanding deferred rent accrues interest at 9.0% during the deferral and repayment periods. As of December 31, 2018, the deferred rent balance was $1.7 million, which is recorded in other assets on the Company’s consolidated balance sheet.

Leasing Operations

Minimum cash rental payments due to the Company in future periods under executed non-cancelable operating leases in place for the Company’s properties as of December 31, 2018 are as follows (dollars in thousands):

For the year ending December 31 (1):
2019	$55,860
2020	56,500
2021	57,194
2022	58,117
2023	59,084
Thereafter	526,114
Total	$812,869
(1)

Includes cash rental payments due to the Company under the 15-year triple-net master lease with certain affiliates of Creative Solutions for the Texas Ten Portfolio, which commenced on January 1, 2019 and provides initial annual base rent of approximately $7.7 million. Additionally, the table includes cash rental payments under a 10-year lease agreement for approximately 29.1% of the Company’s one medical office building with commenced on January 1, 2019 and provides for initial annual base rent of approximately $0.4 million.

Concentrations of Credit Risks

The following table contains information regarding tenant concentration in the Company’s portfolio, based on the percentage of revenues (rental income and interest on mortgage notes receivable and note receivable) for the years ended December 31, 2018, 2017 and 2016, related to tenants, or affiliated tenants, that exceed 10% of revenues.

	% of revenue for the year ended December 31,
	2018	2017	2016
Baylor Scott & White Health	25.6%	24.1%	N/A (1)
Fundamental Healthcare	17.2%	15.1%	16.7%
Vibra Healthcare	15.8%	12.9%	15.5%
Life Generations Healthcare	15.0%	14.1%	17.5%
Prior Texas Ten Tenant	(2)	23.5%	28.9%
(1)	Percentage of revenue is less than 10%.
(2)

The Company began recognizing revenue under the master lease as cash is received from the Prior Texas Ten Tenant effective July 1, 2018. As a result, the percentage of revenue for the year ended December 31, 2018 is less than 10%. On December 31, 2018, the lease with the Prior Texas Ten Tenant was terminated. The Company entered into a 15-year triple-net master lease agreement with certain affiliates of Creative Solutions for the Texas Ten Portfolio, which commenced on January 1, 2019. See “Texas Ten Portfolio Master Lease Update” above.

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of December 31, 2018 and 2017, which includes percentage of rental income for the years ended December 31, 2018 and 2017 (dollars in thousands).

	Number of Properties at December 31,		Gross Investment at December 31,		% of Total Real Estate Property Investments at December 31,		% of Rental Income
State	2018	2017	2018	2017	2018	2017	For the year ended December 31, 2018	For the year ended December 31, 2017
Texas	17	17	$300,259	$300,206	50.2%	53.3%	48.0%	60.5%
California	7	7	154,726	154,726	25.9%	27.4%	26.5%	23.8%
Nevada	4	4	68,134	63,624	11.4%	11.3%	14.3%	10.5%
Indiana	3	2	38,415	15,039	6.4%	2.7%	5.3%	1.1%
South Carolina	1	1	20,000	20,000	3.3%	3.5%	3.7%	3.3%
Connecticut	1	1	10,133	10,133	1.7%	1.8%	1.9%	0.8%
Tennessee	1	-	6,385	-	1.1%	-	0.3%	-
	34	32	$598,052	$563,728	100.0%	100.0%	100.0%	100.0%

Note 5 - Real Estate Intangibles

The following is a summary of the carrying amount of real estate intangible assets (dollars in thousands):

	December 31, 2018			December 31, 2017
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Life (Years) as of December 31, 2018
Above-market lease	$7,636	$(1,655)	$5,981	$7,636	$(1,146)	$6,490	11.8
In-place leases	2,406	(1,446)	960	2,406	(1,323)	1,083	9.7
Leasing commissions	1,294	(639)	655	1,294	(560)	734	9.2
Legal/marketing fees	51	(31)	20	51	(28)	23	9.2
Total	$11,387	$(3,771)	$7,616	$11,387	$(3,057)	$8,330	11.3

The Company recorded amortization expense related to real estate intangible assets of approximately $0.7 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively.

The following table represents expected amortization of existing real estate intangible assets at December 31, 2018 (dollars in thousands):

For the year ending December 31:
2019	$687
2020	687
2021	687
2022	687
2023	687
Thereafter	4,181
Total	$7,616

Note 6 – Debt

The table below details the Company’s debt balance at December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Term loan- secured	$125,000	$125,000
Revolving credit facility- secured	153,800	91,200
Unamortized deferred financing costs	(663)	(677)
	$278,137	$215,523

The Company’s Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) provides for a $300 million revolving credit facility that matures in February 2021 and a $125 million term loan that matures in February 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee. At December 31, 2018 and 2017, the weighted-average interest rate under the Credit Agreement was 4.9% and 3.6%, respectively.

Total costs related to the revolving credit facility at December 31, 2018 were $4.0 million, gross ($2.3 million, net), of which $0.5 million, gross ($0.4 million, net) are related to the Credit Amendment (as defined below). These costs are included in other assets, net on the consolidated balance sheet at December 31, 2018 and will be amortized to interest expense through February 2021, the maturity date of the revolving credit facility, and July 1, 2019, the earliest date to achieve the Performance Hurdle (as defined below) for the Credit Amendment, respectively. The total amount of deferred financing costs associated with the term loan at December 31, 2018 was $1.0 million, gross ($0.7 million, net), of which $0.3 million, gross ($0.2 million, net) are related to the Credit Amendment (as defined below). These costs are netted against the balance outstanding under the term loan on the Company’s consolidated balance sheet and will be amortized to interest expense through February 2022, the maturity date of the term loan, and July 1, 2019, the earliest date to achieve the Performance Hurdle (as defined below) for the Credit Amendment, respectively.

The Company recognized amortization expense of deferred financing costs, included in interest expense on the consolidated statements of operations, of $1.3 million, $1.1 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amortization expense for the year ended December 31, 2016 includes approximately $0.3 million of unamortized deferred financing costs associated with credit facility amendments.

Amendments to Credit Agreement

On October 9, 2018, the Company entered into the Second Amendment (the “Second Credit Amendment”) to the Credit Agreement. The Second Credit Amendment amended certain terms, covenants and conditions of the Credit Agreement, including, but not limited to the following:

•

increased the applicable margin from pre-amendment of 1.75% to 3.00% for LIBOR-rate loans and 0.75% to 2.00% for base-rate loans to post-amendment of 2.00% and 3.50% for LIBOR-rate loans and 1.00% and 2.50% for base-rate loans, in each case depending on the Company’s leverage ratio, until the Performance Hurdle has occurred, at which time, subject to certain conditions, the applicable margins will revert to those in effect prior to the Credit Amendment;

•	temporarily increased the borrowing base availability attributable to the Company’s borrowing base assets, other than the Texas Ten Portfolio, until December 31, 2018;
•

reduced the borrowing base availability attributable to the Texas Ten Portfolio until the earlier to occur of the Texas Ten Revaluation Date and December 31, 2018; failure of the Texas Ten Revaluation Date to occur prior to December 31, 2018 would have resulted in the Texas Ten Portfolio being excluded as a borrowing base asset;

•

until the Performance Hurdle has occurred, restricts the Company’s use of proceeds from borrowings under the Credit Agreement unless approved by lenders representing two-thirds of the outstanding commitments under the Credit Agreement. Proceeds totaling approximately $20.4 million were pre-approved for specific uses, comprised primarily of the remaining funding obligations for the expansion at Mountain’s Edge Hospital and under the Company’s construction mortgage loan to Haven Healthcare;
•

provided that the covenants relating to (i) the minimum aggregate occupancy rate for borrowing base properties and (ii) the maximum adjusted net operating income attributable to a tenant or group of affiliated tenants, shall not apply on or before March 31, 2019; and

•

did not place additional limitations regarding dividends and distributions prior to December 31, 2018 provided no default or event of default occurred as a result, in whole or in part, of the failure of the Texas Ten Revaluation Date to occur on or before December 31, 2018.

Under the Second Credit Amendment, the “Texas Ten Revaluation Date” is defined as the occurrence of all of the following: (i) the written approval by the administrative agent and lenders representing 60.0% of the outstanding commitments under the Credit Agreement of a tenant for the Texas Ten Portfolio pursuant to a lease approved in writing by the administrative agent (the “Replacement Texas Ten Lease”) and a termination of the existing lease for the Texas Ten Portfolio, all pursuant to agreements approved in writing by the administrative agent; (ii) delivery to the administrative agent of a new appraisal of, and the determination of a new appraised value for, the Texas Ten Portfolio based upon the Replacement Texas Ten Lease; and (iii) compliance with each other provision of the Credit Agreement relating to the inclusion of borrowing base assets in the determination of borrowing base availability under the Credit Agreement. The Company satisfied all of the criteria in the definition of Texas Ten Revaluation Date by December 31, 2018.

Under the Second Credit Amendment, the “Performance Hurdle” is defined as the occurrence of all of the following: (i) the Texas Ten Revaluation Date shall have occurred on or before December 31, 2018; (ii) the completion of the expansion at Mountain’s Edge Hospital in accordance with the terms of the Fundamental Master Lease, subject to certain other conditions; (iii) the obligations of the tenant under the Fundamental Master Lease to pay full rent and of the tenant under the Replacement Texas Ten Lease to pay rent shall have commenced; (iv) no default or event of default under the Fundamental Master Lease or the Replacement Texas Ten Lease shall have occurred; (v) the tenants under the Fundamental Master Lease and the Replacement Texas Ten Lease shall have not less than one full quarter history of paying rent and reserves with no payment defaults, late payments or delinquencies; (vi) the Company’s operating partnership shall have delivered to the administrative agent a written request to return to the original pricing spreads in effect prior to the Credit Amendment (which request may not be delivered prior to July 1, 2019), together with a written certification that the foregoing conditions have been satisfied; and (vii) lenders representing two-thirds of the outstanding commitments under the Credit Agreement shall have approved the return to the original pricing spreads in effect prior to the Second Credit Amendment.

Effective January 1, 2019, the Company had complied with the terms of the Second Credit Amendment including all the criteria in the definition of Texas Ten Revaluation Date. At that date, the temporary increase in borrowing base availability attributable to the Company’s borrowing base assets as provided for in the Second Credit Amendment expired, resulting in the Company’s borrowings under the credit facility exceeding borrowing base availability by approximately $7.2 million. On February 20, 2019, the Company entered into the Third Amendment (the “Third Credit Amendment”) to the Credit Agreement that further amended certain terms, covenants and conditions of the Credit Agreement and the Second Credit Amendment including, but not limited to the following:

•

extends the increase in borrowing base availability attributable to the Company’s borrowing base assets provided for in the Second Credit Amendment, including the Texas Ten Portfolio, until June 30, 2019;

•

restricts our use of proceeds from borrowings under the Credit Agreement to approximately $10.3 million for the remaining funding obligations for the expansion at Mountain’s Edge Hospital and under the Company’s construction mortgage loan to Haven Healthcare, unless approved by lenders representing two-thirds of the outstanding commitments under the Credit Agreement;

•

reduces the maximum amount available under the revolving credit facility from $300 million to $175 million which, when combined with the $125 million term loan, provides total commitments available to the Company under the Credit Agreement of $300 million;

•	requires any principal repayment on the Medistar Gemini Mortgage Loan and Medistar Stockton Loan to be used to pay down the outstanding balance on the revolving credit facility; and
•

prohibits the Company from declaring or paying any dividend on or prior to June 30, 2019, other than, subject to certain conditions, (i) a dividend to our common stockholders attributable to the fourth quarter of 2018 not to exceed $0.21 per share, with payment conditioned upon approval by our stockholders of the merger with Omega and subject to our maintaining a minimum of $2.0 million in unrestricted cash and cash equivalents upon payment of such dividend, and (ii) the pre-closing dividend pursuant to the terms of the merger agreement with Omega.

The Company incurred fees associated with the Second Credit Amendment of approximately $0.8 million. As described above, these costs will be amortized to interest expense through July 1, 2019. The Company incurred fees associated with the Third Credit

Amendment of approximately $0.2 million. These costs will be amortized to interest expense through June 30, 2019. The Company will write-off approximately $0.9 million related to unamortized deferred financing costs in the first quarter of 2019 related to the reduction in total commitments under the Credit Agreement.

At February 25, 2019, the Company had $278.8 million in borrowings outstanding, of which $153.8 million was outstanding under the revolving credit facility with a weighted-average interest rate of 5.25%, reflecting a 2.75% spread over LIBOR and $125.0 million was outstanding on the term loan. As of February 25, 2019, the Company had approximately $10.3 million in pre-approved borrowing capacity under the Credit Agreement.

Management’s Assessment of Future Borrowing Base Availability and Future Plans

As noted above, the Company’s borrowings under the Credit Agreement exceeded borrowing base availability by approximately $7.2 million upon expiration on January 1, 2019 of the provisions in the Second Credit Amendment that temporarily increased borrowing base availability. The Third Credit Amendment extended to June 30, 2019 the increase in borrowing base availability attributable to the Company’s borrowing base assets provided for in the Second Credit Amendment, including the Texas Ten Portfolio. This extension increases borrowing base availability to cover all outstanding borrowings as of January 1, 2019 and the $10.3 million in pre-approved additional borrowings to complete the expansion at Mountain’s Edge Hospital and fund the remaining commitment under the Company’s construction mortgage loan with Haven Healthcare.

All the Company’s outstanding borrowings on the credit facility will be repaid upon closing of the announced merger with Omega, as discussed in further detail in Note 3. In the event the merger is delayed or does not close as anticipated, the additional borrowing base availability and borrowings provided by the Third Credit Amendment, along with the Company’s current cash on hand and expected monthly net cash flows, are projected to provide sufficient liquidity to the Company to satisfy outstanding funding obligations, comprised primarily of the Haven construction mortgage loan and Mountain’s Edge construction project; ongoing operating expenses, including interest payments under the Credit Agreement; and required distributions to stockholders to satisfy REIT requirements through February 2020. Upon expiration of the extension of the borrowing base availability included in the Third Credit Amendment on June 30, 2019, the Company expects its unrestricted cash and cash equivalents on hand would be sufficient to pay down the approximately $12.0 million in excess borrowings over the estimated borrowing base availability at that date.
If the Company’s unrestricted cash and cash equivalents as of July 1, 2019 are not sufficient to cover any borrowings under the Credit Agreement that exceed borrowing base availability, and the Company’s merger with Omega has not yet occurred, management would seek an additional modification of its Credit Agreement to remedy the over-advanced position, which may include, but is not limited to, granting the lenders a first mortgage interest in its real estate portfolio in order to secure all amounts outstanding under the Credit Agreement. Based upon preliminary discussions with the lead agent under the Credit Agreement, management believes that a conversion to a mortgaged-back facility is executable and the value of the Company’s real estate investments is sufficient to cover amounts outstanding on the facility.

Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, on February 10, 2017, the Company entered into interest rate swap agreements, effective April 10, 2017, on the full $125 million on the term loan to fix the variable LIBOR interest rate at 1.84%, plus the LIBOR spread under the amended credit agreement, which was 2.75% at February 25, 2019.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income. Those amounts reported in accumulated other comprehensive income related to these interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next 12 months, the Company estimates that an additional $0.9 million will be reclassified from other comprehensive income as a decrease to interest expense.

The fair value of the Company’s derivative financial instruments at December 31, 2018 and December 31, 2017 was an asset of $2.2 million and $1.2 million, respectively, and was included in Other assets, net on the consolidated balance sheet.

The table below details the location in the consolidated financial statements of the gain(loss) recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2018 and 2017 (dollars in thousands).

	Year ended December 31, 2018	Year ended December 31, 2017
Amount of gain recognized in other comprehensive income	$1,138	$636
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	174	(611)
Total other comprehensive income	$964	$1,247

As of December 31, 2018, the Company did not have any derivatives in a net liability position including accrued interest but excluding any adjustments for nonperformance risk.

Note 7 - Other Assets

Items included in other assets, net on the Company’s consolidated balance sheets as of December 31, 2018 and 2017 are detailed in the table below (dollars in thousands):

	December 31, 2018	December 31, 2017
Straight-line rent receivable	$13,325	$12,389
Tenant allowances and lease incentives, net	8,204	8,463
Interest and accounts receivable	4,437	548
Prepaid assets and deposits, net	2,825	2,022
Deferred financing costs, net	2,273	2,685
Interest rate swap derivative asset	2,211	1,247
Pre-acquisition costs, net	544	872
Capitalized pre-offering costs	297	297
Corporate property, net	84	139
	$34,200	$28,662

 Tenant allowances and lease incentives are amortized against revenue on a straight-line basis over the lease term.

Note 8 - Incentive Plan

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into OP units. As of December 31, 2018, the Plan had 3,356,723 shares authorized for issuance with 2,134,091 shares available for future issuance, subject to certain adjustments set forth in the Plan.

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

The following table summarizes the stock-based award activity for the years ended December 31, 2018, 2017 and 2016:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2015	280,080	$15.49	359,025	$7.91
Granted	88,915	11.83	216,750	9.50
Vested	(16,202)	15.16	-	-
Outstanding as of December 31, 2016	352,793	$14.57	575,775	$8.51
Granted	115,030	11.18	243,750	9.98
Vested	(148,636)	14.39	-	-
Cancelled	(5,368)	15.00	-	-
Forfeited	-	-	(158,927)	6.53
Outstanding as of December 31, 2017	313,819	$13.42	660,598	$9.52
Granted	46,788	11.14	937	11.13
Vested	(207,690)	14.47	(8,312)	9.35
Forfeited	(12,299)	11.52	(194,598)	9.00
Outstanding as of December 31, 2018	140,618	$11.28	458,625	$9.75

During the year ended December 31, 2018, 207,690 restricted shares of common stock granted to certain employees of the Company and non-employee directors vested. Of the restricted shares and RSUs that vested during the year ended December 31, 2018, 37,670 shares were surrendered by certain employees to satisfy their tax obligations. All forfeited shares for the year ended December 31, 2018 relate to one former non-employee director that resigned from the Board of Directors in November 2018. RSUs are included in the preceding tables as if the participants earn shares equal to 100% of the units granted. The RSUs shown as granted during the year ended December 31, 2018 represent the additional 50% of RSUs from the 2016 grant that vested for one former employee. In addition, 194,598 RSUs previously granted to employees did not vest because the criteria for vesting were not achieved.

During the year ended December 31, 2017, 148,636 restricted shares of common stock granted to certain employees of the Company and non-employee directors vested.  Of the restricted shares that vested, 20,229 shares were surrendered by employees to satisfy their tax obligations. All cancelled shares for the year ended December 31, 2017 relate to non-employee director compensation and are described in Note 10 under the heading “Arrangements with BlueMountain.” RSUs are included in the preceding tables as if the participants earn shares equal to 100% of the units granted. In addition, 158,927 RSUs previously granted to employees did not vest because the criteria for vesting were not achieved.

All of the shares that vested during the year ended December 31, 2016 related to grants of restricted shares to non-employee directors.

The table below summarizes compensation expense related to share-based payments, included in general and administrative expenses, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Restricted stock	$1,534	$1,892	$1,605
Restricted stock units	1,871	1,495	950
Stock-based compensation	$3,405	$3,387	$2,555

The remaining unrecognized cost from stock-based awards at December 31, 2018 was approximately $2.9 million and will be recognized over a weighted-average period of 1.6 years.

Note 9 - Commitments and Contingencies

Commitments

          As detailed in Note 4 under the heading “Investment Activity,” the Company had funding commitments of up to $19.0 million on one construction mortgage loan at December 31, 2018. As of February 25, 2019, approximately $17.8 million has been funded pursuant to this commitment.

          In April 2017, the Company agreed to make available through March 2019 an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. The base rent associated with this property will be increased by an amount equal to the in-place lease rate, currently 9.4% of the amount advanced, as advances are made. As of February 25, 2019, approximately $6.6 million has been funded pursuant to this commitment.

In connection with entering into the master lease with Creative Solutions, the Company agreed to indemnify Creative Solutions for certain Medicare liabilities up to a maximum amount of approximately $0.8 million.

          As of December 31, 2018, the Company was obligated under operating lease agreements consisting primarily of the Company’s corporate office lease, which expires in 2020, and a ground lease related to the medical office building in the Company’s portfolio, which expires in 2081. Annual base rent on the corporate office lease increases approximately 3.0% annually. The Company’s ground lease rent increases 2.0% annually and is included in property-related expenses. Rent expense relating to the operating leases, including straight-line rent, was approximately $0.5 million for each of the years ended December 31, 2018, 2017 and 2016.

The Company’s future minimum lease payments for its operating leases as of December 31, 2018 were as follows (dollars in thousands):

For the year ending:
2019	351
2020	203
2021	176
2022	179
2023	183
Thereafter	19,617
Total	$20,709

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

On February 21, 2019, a purported stockholder of the Company filed a lawsuit against the Company, its board of directors and Omega in the United States District Court for the District of Maryland, entitled Brekka v. MedEquities Realty Trust, Inc., et al., Case 1:19-cv-00535-JKB. The complaint alleges, among other things, that the Company, its board of directors and Omega violated certain federal securities laws by making materially incomplete and misleading statements in, and/or omitting certain information that is material to stockholders from, the Registration Statement on Form S-4, as filed with the SEC on February 11, 2019 (the “Form S-4”), relating to the proposed merger between the Company and Omega. The complaint seeks, among other things, an injunction preventing the parties from filing an amendment to the Form S-4, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.

On February 22, 2019, another purported stockholder of the Company filed a derivative and class action lawsuit against the Company, its board of directors and Omega in the Circuit Court for Baltimore City, entitled Scarantino v. McRoberts et al. The complaint alleges, among other things, violations of fiduciary duties by the Company’s board of directors in connection with its approval of the Company’s proposed merger with Omega and the omission from the Form S-4 of certain information that is material to stockholders. The complaint seeks, among other things, an injunction preventing the parties from filing an amendment to the Form S-4, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.

The Company believes that the claims asserted in the above referenced lawsuits are without merit and intends to vigorously defend the Company and the director defendants against these claims.

Note 10 - Equity

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

Common Stock Dividends

During 2018 and 2017, the Company declared common stock dividends aggregating $0.63 and $0.84 per share, respectively. The following table depicts common stock dividends related to 2017 and 2018.

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

Noncontrolling Interest

The Company owns Lakeway Hospital through a consolidated partnership, which, based on a total equity cash contribution of $2.0 million, is owned 51% by the Company and 49% by an entity that is owned indirectly by a physicians group and a non-physician investor. The partnership was formed on March 20, 2015. The Company’s equity contribution to the Lakeway Partnership was $1.0 million, and the Company’s transfer of the original $50.0 million note and $23.0 million of cash to the Lakeway Partnership is structured as an intercompany $73.0 million loan (the “Lakeway Intercompany Mortgage Loan”) to the Lakeway Partnership that is secured by a first mortgage lien on Lakeway Hospital. The Lakeway Intercompany Mortgage Loan has a ten-year term and requires payments of principal and interest at a rate of 8.0% per annum based on a 25-year amortization schedule. The interest rate on the Lakeway Intercompany Mortgage Loan will reset after five years based upon then-current market rates. At December 31, 2018 and 2017, the Lakeway Intercompany Mortgage Loan had an outstanding principal balance of $69.6 million and $70.7 million, respectively.

Note 11 – Distributions (unaudited)

The Company must distribute at least 90% of its taxable income in order to continue to maintain our qualification as a REIT. This distribution requirement can be satisfied by current year distributions or, to a certain extent, by distributions in the following year.

For federal income tax purposes, distributions to stockholders are treated as ordinary income, return of capital or a combination thereof. The federal income tax classification of the per share common stock distributions are as follows:

	Year Ended December 31,
	2018	2017	2016
Ordinary taxable distributions	$0.29	$0.66	$0.22
Return of capital	0.34	0.18	0.70
Total	$0.63	$0.84	$0.92

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

Note 12 - Earnings per Share

The Company applies the two-class method for determining earnings per common share as its outstanding restricted common stock with non-forfeitable dividend rights are considered participating securities. The following table sets forth the computation of earnings per common share for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands, except per share amounts):

Numerator:	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Net income	$9,506	$24,152	$11,316
Less: Net income attributable to noncontrolling interest	(3,843)	(3,730)	(266)
Less: Dividends on preferred shares	-	-	(13,760)
Net income (loss) attributable to common stockholders	5,663	20,422	(2,710)
Less: Allocation to participating securities	(183)	(265)	(182)
Net income (loss) available to common stockholders	$5,480	$20,157	$(2,892)

Denominator
Basic weighted-average common shares	31,597	31,447	15,838
Dilutive potential common shares	4	37	-
Diluted weighted-average common shares	31,601	31,484	15,838

Earnings (loss) per common share- basic and diluted	$0.17	$0.64	$(0.18)

The effects of RSUs outstanding were excluded from the calculation of diluted loss per common share for the year ended December 31, 2016 because their effects were not dilutive.

Note 13 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate swaps asset, which is included in Other assets, net on the consolidated balance sheet, was $2.2 million and $1.2 million at December 31, 2018 and 2017, respectively. See Note 6 for further discussion regarding the Company’s interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables and payables are reasonable estimates of their fair value as of December 31, 2018 and 2017 due to their short-term nature. The fair value of the Company’s mortgages and note receivable as of December 31, 2018 and 2017 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of December 31, 2018, the fair value of the Company’s $52.0 million mortgage notes and note receivable was estimated to be approximately $51.9 million. As of December 31, 2017, the fair value of the Company’s $18.6 million mortgage notes receivable was estimated to be approximately $18.7 million.

At December 31, 2018 and 2017, the Company’s indebtedness was comprised of borrowings under the credit facility that bear interest at LIBOR plus a margin (Level 2). The fair value of borrowings under the credit facility is considered to be equivalent to their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement at such fair value amounts may not be possible.

Note 14- Selected Interim Financial Data (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (amounts in thousands, except per share data):

	Quarter ended
	March 31	June 30	September 30	December 31
2018
Revenues	$16,716	$17,560	$9,678	$13,306
Interest expense	(2,558)	(2,786)	(3,190)	(3,953)

Net income (loss)	6,154	4,186	(1,196)	362
Net income attributable to noncontrolling interest	(985)	(954)	(951)	(953)
Net income (loss) attributable to common stockholders	$5,169	$3,232	$(2,147)	$(591)

Net income (loss) attributable to common stockholders per share:
Basic and diluted	$0.16	$0.10	$(0.07)	$(0.02)

	Quarter ended
	March 31	June 30	September 30	December 31
2017
Revenues	$14,282	$14,825	$15,766	$16,232
Interest expense	(1,515)	(1,808)	(2,117)	(2,261)

Net income	5,475	5,732	6,266	6,679
Net income attributable to noncontrolling interest	(944)	(936)	(941)	(909)
Net income attributable to common stockholders	$4,531	$4,796	$5,325	$5,770

Net income attributable to common stockholders per share:
Basic and diluted	$0.14	$0.15	$0.17	$0.18

The sum of the basic and diluted earnings per common share for the four quarters in the periods presented may differ from the annual earnings per common share calculation due to the required method of computing the weighted average number of common shares in the respective periods.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Schedule III

Real Estate and Accumulated Depreciation

(dollars in thousands)

					Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Property/Portfolio Name	Location	Number of Properties	Type of Property (3)	Encumbrances	Land	Building and improvements and intangible lease assets	Furniture, fixtures, and equipment	Cost Capitalized Subsequent to Acquisition	Land	Building and improvements and intangible lease assets	Furniture, fixtures, and equipment	Total(1)	Accumulated Depreciation(1) (2)	Date of Construction	Date Acquired
Texas Ten Portfolio	TX	10	SNF	$-	$4,325	$140,815	$-	$2	$4,325	$140,817	$-	$145,142	$(15,062)	1963-2013	2015
Life Generations Portfolio	CA	6	SNF/ALF	-	18,338	75,592	2,748	18	18,341	75,607	2,748	96,696	(12,211)	1966-1992	2015
Lakeway Hospital	TX	1	ACH	-	5,181	69,875	-	-	5,181	69,875	-	75,056	(5,967)	2012	2015
Kentfield Rehabilitation & Specialty Hospital	CA	1	LTACH	-	6,204	51,826	-	-	6,204	51,826	-	58,030	(6,553)	1962	2014
Mountain's Edge Hospital	NV	1	ACH	-	2,296	27,116	-	5,144	2,296	32,260	-	34,556	(2,337)	2015-2018	2015
AAC Portfolio	TX, NV	4	BH	-	2,026	23,021	-	-	2,026	23,021	-	25,047	(1,288)	1980-2001	2017
Southern Indiana Rehabilitation Hospital	IN	1	IRF	-	1,967	21,409	-	-	1,968	21,408	-	23,376	(468)	1993	2018
Horizon Specialty Hospital of Henderson	NV	1	LTACH	-	733	19,277	-	-	733	19,277	-	20,010	(2,376)	2012	2014
Physical Rehabilitation and Wellness Center of Spartanburg	SC	1	SNF	-	170	19,830	-	-	170	19,830	-	20,000	(2,321)	1989	2014
Vibra Rehabilitation Hospital of Amarillo	TX	1	IRF	-	991	18,181	227	-	991	18,181	227	19,399	(3,033)	1990	2015
Advanced Diagnostics Hospital East	TX	1	ACH	-	863	16,668	-	18	864	16,685	-	17,549	(495)	1998	2017
Mira Vista Court	TX	1	SNF	-	1,343	14,657	-	-	1,343	14,657	-	16,000	(1,780)	2013	2015
North Brownsville Medical Plaza	TX	1	MOB	-	-	15,128	-	506	-	15,628	6	15,634	(3,533)	2007	2014
Magnolia Portfolio	IN	2	SNF	-	217	14,265	557	-	217	14,265	557	15,039	(1,179)	1983-1986	2017
Woodlake at Tolland Nursing and Rehabilitation	CT	1	SNF	-	490	9,643	-	-	490	9,643	-	10,133	(956)	1992	2017
Norris Academy	TN	1	BH	-	445	5,844	96	-	445	5,844	96	6,385	(52)	2018	2018
Total				$-	$45,589	$543,147	$3,628	$5,688	$45,594	$548,824	$3,634	$598,052	$(59,611)

Reference footnotes on the next page.

(1)	The changes in total real estate and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 are as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
Cost
Balance at beginning of period	$563,728	$494,874	$504,853
Acquisitions	23,377	55,250	-
Capitalized costs	4,563	1,104	21
Foreclosure of mortgage note	-	-	-
Conversion of mortgage note	6,384	12,500	-
Elimination of earn-out payment	-	-	(10,000)
Balance at end of period	$598,052	$563,728	$494,874

Accumulated Depreciation
Balance at beginning of period	$41,984	$26,052	$11,172
Depreciation	17,627	15,932	14,880
Balance at end of period	$59,611	$41,984	$26,052

The unaudited aggregate net tax value of real estate assets for federal income tax purposes as of December 31, 2018 is estimated to be $550 million.

(2)

The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 2 to 50 years. The cost of intangible lease assets is depreciated on a straight-line basis over the initial term of the related leases, ranging primarily from 12 to 15 years.  The cost of furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives of the furniture, fixtures and equipment, ranging primarily from 5 to 14 years. See Note 2 to the consolidated financial statements for information on useful lives used for depreciation and amortization.

(3)

LTACH -- long-term acute care hospital; SNF -- skilled nursing facility; MOB -- medical office building; IRF -- inpatient rehabilitation facility; ACH -- acute care hospital; ALF -- assisted living facility; BH – behavioral health facility.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Schedule IV

Mortgage Loans Receivable on Real Estate

(dollars in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages(7)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage relating to 1 property in:
Springfield, Massachusetts -- rehabilitation hospital	9.00%	6/30/2023	(1)	-		$10,000	$8,651	-
Webster, Texas -- integrated medical facility	12.00%	1/31/2019	(2)	-		9,700	9,700	-
Meridian, Idaho -- long-term acute care hospital	10.00%	7/8/2021	(3)	-		16,229	16,229	-
Second mortgage relating to 1 property in:
Clarksville, Indiana -- inpatient rehabilitation facility	9.50%	1/17/2021	(4)	15,791	(5)	5,414	5,414	-
Dallas, Texas -- skilled nursing and assisted living facility	10.00%	3/29/2020	(6)	15,994		5,000	5,000	-
				$31,785		$46,343	$44,994

(1)

The Springfield, Massachusetts loan, which was originated on August 1, 2014, was modified on June 27, 2018 to convert to a 10-year amortizing loan with monthly principal and interest payments and a balloon payment on the maturity date of June 30, 2023. Principal of $1.0 million was repaid at the date of modification.

(2)

This loan was originated on August 1, 2017 with additional funding on February 16, 2018, at which time the interest rate under the loan increased from 10.0% per annum to 12.0% per annum. Interest accrues monthly on the Webster, Texas loan and is payable on the Maturity Date.

(3)	The Meridian, Idaho loan is a construction mortgage loan of up to $19.0 million. Interest accrues monthly and is added to the principal of the loan.

(4)

The interest rate for the Clarksville, Indiana loan is 9.5% per annum and has a claw-back feature that would equate to a 15% annual interest rate from inception of the loan should the Company not elect to exercise their option on the property under development. Interest for the loan is paid monthly in arrears.

(5)	The Clarksville, Indiana loan is for a property that is under development with a first mortgage commitment of $15.8 million.

(6)	Interest accrues monthly and is payable on the Maturity Date.

(7)

Carrying amount of mortgages represents the contractual amount due under the mortgage note as of the date of this Schedule IV and excludes any other fees or costs associated with the mortgage notes and their origination. The aggregate cost for federal income tax purposes as of December 31, 2018 is estimated to be $45.0 million.

Changes in mortgage loans for the periods ended December 31, 2018, 2017 and 2016 are summarized as follows:

	For the year ended December 31, 2018		For the year ended December 31, 2017		For the year ended December 31, 2016
Balance at beginning of period	$18,635		$10,000		$10,000
Additions during year:
New mortgage loans	34,092	(8)	21,135	(9)	-
	34,092		21,135		-
Deductions during year:
Collection of principal	(1,349)		-		-
Foreclosure of mortgage note	-		-		-
Conversion to fee simple ownership	(6,384)	(8)	(12,500)	(9)	-
	(7,733)		(12,500)		-

Balance at end of period	$44,994		$18,635		$10,000

(8)

On September 27, 2018, the Company acquired the newly constructed Norris Academy. The purchase price of approximately $6.4 million was satisfied by applying the aggregate principal amount outstanding on the construction mortgage loan provided by the Company. The Company funded approximately $1.9 million on the construction mortgage loan for the year ended December 31, 2017 and approximately $4.5 million for the year ended December 31, 2018.

(9)

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

In connection with the preparation of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On February 20, 2019, the Company, the operating partnership and certain of their subsidiaries entered into the Third Amendment (the “Third Credit Amendment”) to the Second Amended and Restated Credit Agreement, dated as of February 10, 2017, with KeyBank National Association, as administrative agent and a lender, and the other lenders party thereto. The summary of Third Credit Amendment included in this Annual Report on Form 10‑K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” is incorporated by reference herein. Such summary of the Third Credit Amendment does not purport to be complete and is qualified in its entirety by reference to the Third Credit Amendment, a copy of which is filed as Exhibit 10.36 hereto and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the Company’s 2019 Annual Meeting of Stockholders or, in the event that the Company does not file such proxy statement by April 30, 2019, such information will be provided instead by an amendment to this Annual Report on Form 10-K no later than April 30, 2019.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the Company’s 2019 Annual Meeting of Stockholders or, in the event that the Company does not file such proxy statement by April 30, 2019, such information will be provided instead by an amendment to this Annual Report on Form 10-K no later than April 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the Company’s 2019 Annual Meeting of Stockholders or, in the event that the Company does not file such proxy statement by April 30, 2019, such information will be provided instead by an amendment to this Annual Report on Form 10-K no later than April 30, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the Company’s 2019 Annual Meeting of Stockholders or, in the event that the Company does not file such proxy statement by April 30, 2019, such information will be provided instead by an amendment to this Annual Report on Form 10-K no later than April 30, 2019.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the Company’s Proxy Statement with respect to the Company’s 2019 Annual Meeting of Stockholders or, in the event that the Company does not file such proxy statement by April 30, 2019, such information will be provided instead by an amendment to this Annual Report on Form 10-K no later than April 30, 2019.

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
2.1

Agreement and Plan of Merger, dated as of January  2, 2019, by and among MedEquities Realty Trust, Inc., MedEquities OP GP, LLC, MedEquities Realty Operating Partnership, LP, Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Agreement and Plan of Merger have been omitted and MedEquities Realty Trust, Inc. agrees to furnish supplementally a copy of any such omitted schedules to the SEC upon request). (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on January 2, 2019).

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

10.11†

Indemnification Agreement by and between MedEquities Realty Trust, Inc. and each of its directors and officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2018).

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

10.21

Second Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of February 10, 2017, by and among the Company and its subsidiaries party thereto, in favor of KeyBank National Association and the other lenders under the Amended Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 13, 2017).

10.22

Amended and Restated Master Lease between MRT of Las Vegas NV – ACH, LLC, MRT of Las Vegas NV – LTACH, LLC, MRT of Fort Worth TX – SNF, LLC and MRT of Spartanburg SC – SNF, LLC as Landlord, and Nashville Leasehold Interest, LLC, as Tenant, dated as of April 27, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2017).

10.23

Master Lease Guaranty, dated as of April 27, 2017, by THI of Baltimore, Inc. in favor of MRT of Las Vegas NV – ACH, LLC, MRT of Las Vegas NV – LTACH, LLC, MRT of Fort Worth TX – SNF, LLC and MRT of Spartanburg SC – SNF, LLC as Landlord (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2017).

10.24

Letter Agreement, dated March 28, 2017, by and among the Company and certain funds managed by BlueMountain Capital Management, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2017).

10.25

First Amendment to BlueMountain Rights Agreement, dated December 29, 2017, by and between the Company and BlueMountain Capital Management, LLC (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed on February 21, 2018).

10.26

First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2017, by and among the Operating Partnership and KeyBank National Association, as administrative agent and a lender, and the other agents and lenders part thereto (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed on February 21, 2018).

10.27†	2016 Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2017).

10.28†	2017 Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on February 21, 2018).

10.29

First Amendment to the Amended and Restated Master Lease, dated as of October 6, 2019, by and among MRT of Las Vegas NV – ACH, LLC, MRT of Las Vegas NV – LTACH, LLC, MRT of Fort Worth TX – SNF, LLC, MRT of Spartanburg SC – SNF, LLC, Nashville Leasehold Interest, LLC and the operators party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 12, 2018).

10.30

Second Amendment to Second Amended and Restated Credit Agreement, dated as of October 9, 2018, by and among the Company, the Operating Partnership, their subsidiaries party thereto, KeyBank National Association and the other lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 12, 2018).

10.31*	Amended and Restated Master Lease, dated November 20, 2018, by and between certain subsidiaries of the Company and Creative Solutions in Healthcare, Inc.

10.32*	Amended and Restated Guaranty Agreement, dated November 20, 2018, by an between certain subsidiaries of the Company, Creative Solutions in Healthcare, Inc. and the individuals party thereto

10.33†

Retention Incentive Award Agreement, dated January 2, 2019, by and between MedEquities Realty Trust, Inc. and John W. McRoberts (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 2, 2019).

10.34†

Retention Incentive Award Agreement, dated January 2, 2019, by and between MedEquities Realty Trust, Inc. and William C. Harlan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 2, 2019).

10.35†

Retention Incentive Award Agreement, dated January 2, 2019, by and between MedEquities Realty Trust, Inc. and Jeffery C. Walraven (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 2, 2019).

10.36*

Third Amendment to Second Amended and Restated Credit Agreement, dated as of February 20, 2019, by and among the Company, the Operating Partnership, their subsidiaries party thereto, KeyBank National Association and the other lenders party thereto

21.1*	List of subsidiaries.

23.1*	Consent of KPMG.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

†Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedEquities Realty Trust, Inc.

Date: February 25, 2019	By:	/s/ John W. McRoberts
John W. McRoberts Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John W. McRoberts	Chairman, Chief Executive Officer	February 25, 2019
John W. McRoberts	(Principal Executive Officer)

/s/ William C. Harlan	President, Chief Operating Officer and Director	February 25, 2019
William C. Harlan

/s/ Jeffery C. Walraven	Executive Vice President and Chief Financial Officer	February 25, 2019
Jeffery C. Walraven	(Principal Financial Officer)

/s/ David L. Travis	Senior Vice President and Chief Accounting Officer	February 25, 2019
David L. Travis	(Principal Accounting Officer)

/s/ Randall L. Churchey	Director	February 25, 2019
Randall L. Churchey

/s/ John N. Foy	Director	February 25, 2019
John N. Foy

/s/ Steven L. Geringer	Director	February 25, 2019
Steven I. Geringer

/s/ Stephen L. Guillard	Director	February 25, 2019
Stephen L. Guillard

/s/ Elliott Mandelbaum	Director	February 25, 2019
Elliott Mandelbaum

/s/ Todd W. Mansfield	Director	February 25, 2019
Todd W. Mansfield