Form 10-K/A
period 2018-12-31
MedEquities Realty Trust, Inc.
filed 2019-04-29
CIK 1616314

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

i

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of MedEquities Realty Trust, Inc. (the “Company,” “we,” “us,” and “our”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2019 (the “2018 Form 10-K”). This Amendment is being filed for the sole purpose of including the information required by Part III of Form 10‑K.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as exhibits hereto.

Part III is the only portion of the 2018 Form 10-K being amended by this Amendment. This Amendment does not amend, update or change the financial statements, consents or any other items or disclosures contained in the 2018 Form 10-K and does not otherwise reflect events occurring after the original filing date of the 2018 Form 10-K. Accordingly, this Amendment should be read in conjunction with the 2018 Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the 2018 Form 10‑K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth the name and age of each member of our board of directors (the “Board”), indicating all positions and offices with us currently held by the director.

Name	Age(1)	Title	Director Since
Randall L. Churchey	58	Independent Director	2014
John N. Foy	75	Independent Director	2014
Steven I. Geringer	73	Independent Director	2015
Stephen L. Guillard	69	Independent Director	2015
William C. Harlan	68	President, Chief Operating Officer and Director	2014
Elliott Mandelbaum(2)	35	Independent Director	2014
Todd W. Mansfield(2)	61	Independent Director	2018
John W. McRoberts	66	Chairman of the Board and Chief Executive Officer	2014

(1)	Age as of April 22, 2019
(2)

Designated as directors by BlueMountain Capital Management, LLC (“BlueMountain”), pursuant to the BlueMountain Rights Agreement, dated July 25, 2014 and as amended on December 29, 2017 (the “BlueMountain Rights Agreement”), by and between the Company and BlueMountain. See “Certain Relationships and Related Party Transactions, and Director Independence—Related Party Transactions—BlueMountain Rights Agreement.”

Set forth below are descriptions of the backgrounds and principal occupations of each of our directors, and the period during which he has served as a director.

Randall L. Churchey. Mr. Churchey has served as a director since the completion of our initial private placement in July 2014. Mr. Churchey served as President, Chief Executive Officer and a member of the board of directors of Education Realty Trust, Inc. (formerly NYSE: EDR) from 2010 until the sale of the company in September 2019 and as Chairman of EDR’s board of directors from January 2015 until September 2019. From December 2004 until the sale of the company to a private equity firm in May 2012, Mr. Churchey was a member of the board of directors of Great Wolf Resorts, Inc., a public indoor water park resort company, and was the Interim Chief Executive Officer of Great Wolf from May 2008 until December 2008. He was President and Chief Executive Officer and a member of the board of directors of Golden Gate National Senior Care (the successor to Beverly Enterprises) from March 2006 to September 2007. Mr. Churchey served as President and Chief Operating Officer of RFS Hotel Investors, Inc., a NYSE-listed hotel REIT (NYSE: RFS), from 1999 to 2003, and a director of RFS from 2000 through 2003. From 2004 until its sale in 2008, Mr. Churchey served on the Board of Trustees of Innkeepers USA Trust, a publicly traded REIT (NYSE: KPA). From 1997 to 1999, he was Senior Vice President and Chief Financial Officer of FelCor Lodging Trust, Inc., a NYSE-listed hotel REIT (NYSE: FCH). Mr. Churchey is a former member of the board of governors of the National Association of Real Estate Investment Trusts (“Nareit”).

John N. Foy. Mr. Foy has served as a director since the completion of our initial private placement in July 2014. Mr. Foy is Chairman, CEO and owner of Noon LLC, and Chairman of Noon Management, LLC, an investment company headquartered in Chattanooga, Tennessee. He served as Vice Chairman of the Board of Directors and Treasurer of CBL & Associates Properties (“CBL”) from February 1999 to December 2012 and as a director and the Chief Financial Officer of CBL from the completion of its initial public offering in November 1993 until September 2012. From November 1993 until February 1999, he served as Executive Vice President-Finance, Chief Financial Officer and Secretary, and he resumed the role of Secretary from January 2010 until September 2012. Prior to CBL’s formation, Mr. Foy served in similar executive capacities with CBL’s predecessor company. He is a former member of the Board of Governors of Nareit and also served on the Board of Directors of Atlantic Capital Bancshares, Inc. from November 2015 until July 2017. He served as a member of the Board of Trustees of the University of Tennessee and several committees from 2008 to 2018. Mr. Foy received his Bachelor of Science degree in History from Austin Peay State University and a Doctor of Jurisprudence degree from the University of Tennessee.

Steven I. Geringer. Mr. Geringer has served as a director since August 2015. Mr. Geringer has extensive experience on the boards of several public healthcare companies, most notably with AmSurg Corp., where he served as a director from March 1997, and as Chairman from June 2009, until its merger with Envision Healthcare Holdings, Inc. in December 2016. Following the merger, he served as a director of the combined company, Envision Healthcare Corporation until its acquisition by KKR in October 2018. In addition, he has been a director of Addus HomeCare Corp since 2009 and its Chairman since January 2016. Mr. Geringer has also served as a director and/or CEO of a number of privately held companies, including Stratasan, FastPace Urgent Care Medical Centers, Imedex, WoundCare Specialists, Qualifacts and Dental Services Group. Mr. Geringer also served as Managing Director & Co-Practice Leader-Healthcare Industry Private Equity from December 2012 to April 2015, and until April 2016 as a Senior Advisor, to Alvarez & Marsal. Mr. Geringer holds a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania.

Stephen L. Guillard. Mr. Guillard has served as a director since August 2015. Since January 2012, Mr. Guillard has served as a consultant in the long-term care and post-acute sectors. Previously, from May 2005 to December 2011, Mr. Guillard served as an Executive Vice President, the Chief Operating Officer and a member of the board of directors of HCR ManorCare, an Ohio-based healthcare company. Prior to joining HCR ManorCare, from May 1988 to May 2005, Mr. Guillard was the Chairman and Chief Executive Officer of Harborside Healthcare, a Boston-based, post-acute services firm. Mr. Guillard was a founding member of the Alliance for Quality Nursing Home Care and has served as Chairman of this coalition at various times since its inception in May 1999, and as a member of its Executive Committee from inception until its merger with the American Health Care Association in June 2013. He is currently a director of Trilogy Investors, LLC, a Louisville-based owner and operator of senior healthcare campuses, and previously served on the boards of naviHealth, Inc. from 2012 until its sale to Cardinal Health (NYSE: CAH) in September 2015, and Health Management Associates (NYSE: HMA) from August 2013 until its merger with Community Health Systems (NYSE: CHS) in February 2014. Mr. Guillard holds a Bachelor of Science degree in Psychology from King’s College and a Master’s Degree in Public Administration from The Pennsylvania State University.

William C. Harlan. Mr. Harlan has served as our President, Chief Operating Officer and a director since the formation of our company. Mr. Harlan has over 30 years of experience in directly managing the financing, acquisition, and disposition of healthcare-related, income-producing real estate properties and multi-property portfolios located across the United States. He also has been heavily involved in capital formation of, corporate finance for, and executive management activities with, several healthcare-related service companies and healthcare REITs, both publicly traded and privately owned. Mr. Harlan was a co-founder, executive vice president and head of acquisitions & finance of Capstone, a Birmingham, Alabama-based, healthcare REIT that became publicly traded in 1994 and was sold to Healthcare Realty Trust Incorporated in 1998. From October 1999 to April 2002, Mr. Harlan served as executive vice president and head of acquisitions and finance for Cambridge Medical Development, a healthcare real estate firms that develops, owns and manages healthcare facilities. In January 2003, Mr. Harlan founded Healthcare Capital Investors, LLC, a healthcare real estate advisory and investment company, where he served as managing member until December 2010. From October 2010 to April 2012, Mr. Harlan served as head of healthcare of, and subsequently as a consultant for, Carter Validus Advisors, LLC, the advisory company to Carter Validus Mission Critical REIT, where he was involved in sourcing acquisitions and sourcing and structuring mezzanine financings on healthcare properties. Prior to his affiliation with Capstone, Mr. Harlan spent almost 20 years with SouthTrust Bank in Birmingham, Alabama, or SouthTrust, where he was a member of senior management and sat on several loan committees. Mr. Harlan holds a Bachelor’s Degree in Finance from Auburn University.

Elliott Mandelbaum. Mr. Mandelbaum has served as a director since the completion of our initial private placement in July 2014. He currently serves as Principal at BM Eagle Holdings LLC, where he manages certain BlueMountain joint ventures in healthcare-related real estate investments.  Prior to assuming responsibility for the healthcare facilities joint ventures, he was a portfolio manager at BlueMountain focused on structured corporate and commercial real estate strategies.  Previously, he served as a Vice President in the Investment Banking Division of MESA Securities, Inc., where he led many of the firm’s structured financing transactions. He also has worked within the Investment Banking Division at Goldman, Sachs & Co., where he advised corporate clients on their financing needs with a particular focus on structured finance markets, originating securities and loans collateralized by insurance, real estate and intellectual property assets. Mr. Mandelbaum holds a Bachelor of Science degree in Business Management from the Johns Hopkins University. Pursuant to the BlueMountain Rights Agreement, Mr. Mandelbaum was designated as a director by BlueMountain.

Todd W. Mansfield. Mr. Mansfield has served as a director since February 7, 2018. Mr. Mansfield has been the president and chief executive officer and a director of Crescent Communities, LLC, a private real estate investment company, since 2011. Mr. Mansfield served on the board of directors of American Residential Properties, Inc. (formerly NYSE: ARPI) from May 2013 to February 2016 and as a member of its audit committee and compensation committee. From 1999 to 2010, Mr. Mansfield served as the chairman and chief executive officer of Crosland LLC, a diversified real estate investment and development company. Before joining Crosland LLC, Mr. Mansfield was a managing director at Security Capital Group (formerly NYSE: SCG) and spent 11 years at The Walt Disney Company (NYSE: DIS), where as an executive vice president he had operating responsibility for its development and corporate real estate activities worldwide. Mr. Mansfield earned a Master’s of Business Administration from Harvard University and a Bachelor’s degree from Claremont McKenna College. Pursuant to the BlueMountain Rights Agreement, Mr. Mansfield was designated as a director by BlueMountain to fill the vacancy created by the resignation of James B. Pieri, who previously served as a BlueMountain director designee on the Board.

John W. McRoberts. Mr. McRoberts has served as our Chief Executive Officer and Chairman of the Board since the formation of the company. Mr. McRoberts has over 30 years of experience in financing, acquiring, and disposing of healthcare-related, income producing real estate properties. He also has founded, acquired, expanded and/or monetized several businesses, including a healthcare REIT, an inpatient rehabilitation and long-term acute care hospital company and a home health and hospice company. Mr. McRoberts was a co-founder, President and CEO of Capstone, a Birmingham, Alabama-based, healthcare REIT that became publicly traded in 1994 and was sold to Healthcare Realty Trust Incorporated in 1998.

After Capstone, Mr. McRoberts founded Forsite, LLC, a communications tower company that was sold to Allied Capital (NYSE: ALD) in 2005. In 2001, Mr. McRoberts invested in, and subsequently become President and CEO of, MeadowBrook Healthcare, Inc., a private company that purchased and operationally restructured four under-performing hospitals that were subsequently sold in July 2005 to RehabCare Group (NYSE: RHB) and the real estate to SunTrust Corp (NYSE: STI). In April 2007, Mr. McRoberts acquired a controlling interest in Care First, Inc., a Birmingham, Alabama-based provider of home health and hospice services, which he sold in February 2015. From October 2010 to April 2012, Mr. McRoberts served as President of, and subsequently as a consultant for, Carter Validus Advisors, LLC, the advisory company to Carter Validus Mission Critical REIT, where he was involved in sourcing acquisitions and sourcing and structuring mezzanine financings on healthcare properties.

Prior to his affiliation with Capstone, Mr. McRoberts spent 16 years with AmSouth Bank (now Regions Corp) in Birmingham, Alabama, where he served in several management capacities related to general commercial lending, including serving as the head general corporate banking in the greater Birmingham area, as well as head of communications lending and head of healthcare lending.

Mr. McRoberts holds both a Bachelor’s Degree in Business and a Master of Arts in Finance from The University of Alabama.

Director Compensation

In 2018, as compensation for serving on the Board, each of our independent directors received an annual retainer of $125,000, of which $50,000 was paid in cash and $75,000 in restricted shares of common stock, which vest ratably on each of the first three anniversaries of the date of grant, subject to continued service on such dates. In addition, the chairmen of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee received an additional annual cash retainer of $17,500, $15,000 and $10,000. The cash fees were paid in conjunction with the quarterly meetings of the Board, and the restricted stock grants were made on January 1, 2018. Directors who are also officers or employees of the Company receive no additional compensation as directors. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

Pursuant to BlueMountain’s internal policies, all compensation payable to the BlueMountain director designees who are employees of BlueMountain is paid or transferred to BlueMountain. Due to adverse tax implications for BlueMountain related to its receipt of restricted stock, each BlueMountain director designee who is an employee of BlueMountain receives an additional cash award in lieu of the restricted stock award that the other non-employee directors receive. For 2017 and 2018, the additional cash award was equal to 100% of the value of the restricted stock award ($75,000 for 2017 and 2018). Such cash awards vest ratably on each of the first three anniversaries of the date of grant, subject to the director’s continued service on such dates. This different director compensation arrangement applied to Mr. Pieri prior to his resignation from the Board on February 7, 2018 and to Mr. Mandelbaum until mid-2017 when he was no longer an employee of BlueMountain. Because the BlueMountain director designees (Messrs. Mandelbaum and Mansfield) are not currently employees of BlueMountain, both now receive the same director compensation as our other independent directors.

Effective January 1, 2019, in connection with our proposed merger with Omega Healthcare Investors, Inc. (“Omega”) (see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Merger Agreement”), the Board approved changes to our non-employee director compensation policy, pursuant to which the $125,000 annual retainer and the retainers for the chairmen of the Board committees will be paid in cash at the closing of the merger, in each case prorated based on the number of days from and including January 1, 2019 to and including the date of the closing of the merger.

The Board may change the compensation of our independent directors in its discretion.

The following table provides information on the compensation of our directors for the fiscal year ended December 31, 2018, other than Mr. McRoberts and Mr. Harlan, who received no separate compensation for their service as directors. For information related to the compensation of Mr. McRoberts and Mr. Harlan, please refer to “Executive Officers—Summary Compensation Table.”

Name	Fees Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
Randall L. Churchey	$65,000	$74,994	$7,748	$147,743
John N. Foy	$67,500	$74,994	$7,748	$150,243
Steven I. Geringer	$50,000	$74,994	$8,331	$133,326
Stephen L. Guillard	$50,000	$74,994	$8,331	$133,326
Elliott Mandelbaum	$75,000(3)	$74,994	$4,211	$154,205
Todd W. Mansfield	$50,000	$71,318	$4,211	$125,529
Stuart C. McWhorter(4)	$60,000	$74,994	$7,748	$142,743
James B. Pieri(5)	$25,000(6)	—	—	$25,000

(1)

Represents the grant date fair value of awards of restricted shares of common stock granted under the Company’s Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”). Stock awards vest ratably on each of the first three anniversaries of the date of grant, subject to continued service on the Board on such dates. See “Treatment of Equity Awards under the Merger Agreement” below. Except for the director’s service on the Board, no other consideration was paid for the restricted shares of common stock.

(2)	Represents dividends paid on unvested restricted shares of common stock.
(3)

Reflects cash retainer fees actually paid in 2018. In addition to the $50,000 cash retainer, on January 1, 2018, Mr. Mandelbaum received $25,000 upon the first vesting of the $75,000 cash award granted on January 1, 2017, which was paid to BlueMountain in accordance with the BlueMountain policy described above. As of mid-2017, Mr. Mandelbaum was no longer an employee of BlueMountain and, as such, began receiving the same compensation as other independent directors and forfeited the remaining $50,000 of his $75,000 cash award for 2017.

(4)	Mr. McWhorter resigned from the Board on November 30, 2018.
(5)	Mr. Pieri resigned from the Board on February 7, 2018.
(6)

Reflects cash retainer fees actually paid in 2018. On January 1, 2018, Mr. Pieri received $25,000 upon the first vesting of the $75,000 cash award granted on January 1, 2017. Upon Mr. Pieri’s resignation from the Board on February 7, 2018, the remaining $50,000 of the 2017 award was forfeited and all $75,000 of his 2018 award was forfeited.

Executive Officers

The following table sets forth information concerning our executive officers. Executive officers are elected annually by the Board and serve at the Board’s discretion.

Name	Age(1)	Titles
John W. McRoberts	66	Chairman of the Board and Chief Executive Officer
William C. Harlan	68	President, Chief Operating Officer and Director
Jeffery C. Walraven	49	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

(1)	Age as of April 22, 2019.

Set forth below is a description of the background of our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, Mr. Jeffery C. Walraven. Messrs. McRoberts’ and Harlan’s backgrounds are described above under “Board of Directors”

Jeffery C. Walraven. Mr. Walraven has served as our Executive Vice President, Chief Financial Officer, Secretary and Treasurer since the formation of our company. Mr. Walraven has over 25 years of experience, including 22 years of public accounting experience, serving many public REIT clients since 1999. From 2006 to 2013, Mr. Walraven held several positions with BDO USA, LLP (PSE: BDO), most recently an assurance managing partner of the Memphis, Tennessee office, where his primary responsibilities included providing core and peripheral assurance services and business operational and tax consulting services. Mr. Walraven worked extensively with publicly traded companies on all aspects of compliance with Securities Act and Exchange Act filings, including quarterly, annual and special reports, and compliance relating to acquisitions, dispositions and securities offerings. Mr. Walraven has had engagement partner responsibility for numerous public and private securities offering by REITs and other clients, including initial public offerings, secondary offerings and private placements.

Mr. Walraven holds a Bachelor’s Degree in Financial Management from Bob Jones University, and a Masters of Professional Accountancy from Clemson University, and was previously a licensed Certified Public Accountant in Tennessee and Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the New York Stock Exchange (the “NYSE”). Executive officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file.

Based on our review of the copies of such forms, and/or on written representations from the reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that these filing requirements were satisfied by the reporting persons during the fiscal year ended December 31, 2018.

Code of Ethics

The Board established the Code of Ethics for Chief Executive Officer and Senior Financial Officers, which applies to our chief executive officer, chief financial officer, chief accounting officer and controller, or persons performing similar functions. Among other matters, the Code of Ethics for Chief Executive Officer and Senior Financial Officers is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
•	compliance with applicable laws, rules and regulations;
•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and
•	accountability for adherence to the code.

Our Code of Ethics for Chief Executive Officer and Senior Financial Officers is available on our website at www.ir.medequities.com under the “Corporate Governance” tab. Any changes to this code, and any waivers granted by us with respect to this code, will be posted on our website. Information on or accessible from our website is not and should not be considered a part of this Amendment.

Audit Committee

The Board has established the Audit Committee, which is comprised of Messrs. Churchey, Foy and Guillard. Mr. Foy, the chairman of our audit committee, qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC and NYSE corporate governance listing standards.

Item 11. Executive Compensation.

The following provides compensation information pursuant to the scaled disclosure rules applicable to emerging growth companies under SEC rules and the Jumpstart Our Business Startups Act.

The compensation of Messrs. McRoberts, Harlan and Walraven identified in our Summary Compensation Table, whom we refer to as NEOs, consists of a combination of base salary, bonuses and equity-based compensation.

The following tables contain certain compensation information for each NEO. Our NEOs for 2018 consisted of the following people: John W. McRoberts, our Chairman and Chief Executive Officer, William C. Harlan, our President and Chief Operating Officer, and Jeffery C. Walraven, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer.

Summary Compensation Table

The following table sets forth a summary of all compensation earned, awarded or paid, as applicable, to our NEOs in the fiscal years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
John W. McRoberts	2018	$454,250	—	—	$64,017	$518,267
Chairman and Chief Executive Officer	2017	$441,000	$1,075,109	$ 248,878	$101,550	$1,866,537

William C. Harlan	2018	$454,250	—	—	$57,332	$511,582
President and Chief Operating Officer	2017	$441,000	$1,075,109	$ 245,858	$102,020	$1,863,987

Jeffery C. Walraven	2018	$324,500	—	—	$41,749	$366,249
Executive Vice President and Chief Financial Officer	2017	$315,000	$555,559	$ 354,372	$51,018	$1,275,949

(1)

Represents the grant date fair value of awards of restricted shares of common stock and restricted stock units (“RSUs”) granted under the 2014 Plan, as computed under Accounting Standards Codification Topic 718. For performance RSUs subject to vest based on market conditions, grant date fair value is calculated based on the probable outcome as of the grant date as determined through the use of a Monte Carlo simulation. The average grant date fair value for these RSUs was $8.74 for 2017. See Note 8 (Incentive Plan) to our audited consolidated financial statements included in the 2018 Form 10-K for a discussion of the relevant assumptions used to determine the grant date fair value of these awards. For RSUs subject to vest based on performance conditions and restricted stock granted in 2018 and 2017, grant date fair value is determined based on the market value of the Company’s common stock on the date of grant. The value of performance RSUs, assuming maximum vesting, would be the following: (i) Mr. McRoberts – $1,172,980 for 2017; (ii) Mr. Harlan – $1,172,980 for 2017; and (iii) Mr. Walraven – $606,133 for 2017. No equity awards were granted to the NEOs in 2018. See “Treatment of Equity Awards under the Merger Agreement” below.

(2)

No cash bonuses were paid to the NEOs for 2018. The 2017 cash bonuses for the NEOs were determined by the Compensation Committee based on the achievement of certain quantitative and qualitative criteria established by the Compensation Committee, including related to asset growth, AFFO per share, portfolio coverage metrics, leverage and tenant/operator and asset-type diversification. The target amount of each executive’s bonus was 100% of his 2018 base salary, but the actual amount that could be earned ranged from 0% to 150% of such executive’s 2018 base salary depending on the achievement of previously established criteria.

(3)

These amounts include (i) dividends earned on unvested restricted shares issued under the 2014 Plan (Mr. McRoberts—$45,327; Mr. Harlan—$45,327; and Mr. Walraven—$22,939) and (ii) life, disability, executive health and wellness and long-term care benefits available under the relevant employment agreement (Mr. McRoberts—$18,690; Mr. Harlan—$12,005; and Mr. Walraven—$18,809).

Outstanding Equity Awards at Fiscal Year-End December 31, 2018

The following table presents information about our NEO’s outstanding equity awards as of December 31, 2018.

Name	Grant Date	Number of Shares That Have Not Vested(1)	Market Value of Shares That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares That Have not Vested(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested(2)
John W. McRoberts	12/30/2016	8,334	$57,005	37,500	$256,500
Chairman and Chief Executive Officer	12/29/2017	17,417	$119,132	39,188	$268,046

William C. Harlan(4)	12/30/2016	8,334	$57,005	37,500	$256,000
President and Chief Operating Officer	12/29/2017	17,417	$119,132	39,188	$268,046

Jeffery C. Walraven	12/30/2016	4,168	$28,509	18,750	$128,250
Executive Vice President and	12/29/2017	9,000	$ 61,560	20,250	$138,510
Chief Financial Officer

(1)

Represents shares of time-vesting restricted stock. The 2016 and 2017 awards vest ratably over the first three anniversaries of their respective grant dates, subject to the executive’s continued employment on such dates and the terms of such executive’s employment agreement.

(2)	Market value reflects the number of restricted shares or RSUs, as applicable, multiplied by $6.84, which was the closing price of our common stock on the NYSE on December 31, 2018.
(3)

Represents RSUs that will vest on the three-year anniversary of the grant date, based on the achievement of certain performance criteria over the three-year performance period. The number of RSUs presented in the table for 2016 and 2017 assumes that threshold performance (50%) has been achieved. The actual number of RSUs that will vest at the end of the performance period ranges from 0% to 150% for the 2016 and 2017 awards.

(4)	All of the restricted shares and RSUs granted to Mr. Harlan were transferred as a gift to an irrevocable trust for which Mr. Harlan’s spouse is the sole beneficiary and the sole trustee.

Treatment of Equity Awards under the Merger Agreement

In connection with our pending merger with Omega (see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Merger Agreement”), each outstanding restricted share of common stock, whether vested or unvested, that is issued and outstanding immediately prior to the merger effective time will vest in full (if not already vested) and be cancelled and retired and automatically converted into the right to receive the merger consideration, including any fractional share consideration due with respect thereto, any dividend or distributions payable pursuant to the terms of the merger agreement with respect to dividends or distributions by Omega after the merger effective time, and the closing dividend. Each outstanding RSU will be cancelled and retired and automatically forfeited at the merger effective time and no consideration will be paid with respect thereto.

Employment Agreements

We entered into employment agreements with Messrs. McRoberts, Harlan and Walraven on September 15, 2016, which amended and restated their prior agreements. The employment agreements have initial three-year terms with automatic one-year renewals thereafter, unless the executive or we provide notice of non-renewal to the other party. The employment agreements provide for base salaries, which may be adjusted annually at the discretion of our Board or the Compensation Committee. Pursuant to the employment agreements, the executives will be eligible to receive an annual discretionary bonus in the event we or the executive, or both, respectively, achieve certain financial performance and personal performance targets to be established by our Board or the Compensation Committee pursuant to a cash compensation incentive plan or similar plan to be established by us in our sole discretion. Under the employment agreements, during the employment term, we will pay an amount up to $25,937 for Messrs. McRoberts and Harlan and $18,416 for Mr. Walraven, per year for policies of life, disability, executive health and wellness, and/or long-term care for the benefit of the executive and beneficiaries of his choosing, which amount will increase each year by the percentage increase in the consumer price index for such year. The executive will also be eligible to participate in other compensatory and benefit plans available to all employees.

The employment agreements provide that, if the executive’s employment is terminated:

•

by us for “cause,” by the executive without “good reason,” as a result of a non-renewal of the employment term by the executive, or due to the executive’s death, then we shall pay the executive: (i) all accrued but unpaid wages through the termination date; (ii) all earned and accrued but unpaid bonuses; (iii) all accrued but unused vacation through the termination date; and (iv) all approved, but unreimbursed, business expenses;

•

by us without “cause,” by the executive for “good reason,” or as a result of a non-renewal of the employment term by us, then we shall pay the executive: (i) all accrued but unpaid wages through the termination date; (ii) all accrued but unused vacation through the termination date; (iii) all approved, but unreimbursed, business expenses; (iv) all earned and accrued but unpaid bonuses; (v) any COBRA continuation coverage premiums required for the coverage of the executive (and his eligible dependents) under our major medical group health plan, generally for a period of 18 to 24 months or until the executive is employed by a third party that provides comparable coverage at no cost to the executive entitled to COBRA coverage; and (vi) a separation payment equal to the sum of three times (3x) for Messrs. McRoberts and Harlan and two times (2x) for Mr. Walraven (or one and one-half times (1.5x) for each of Messrs. McRoberts, Harlan and Walraven in the event that such termination occurs after an “unfavorable limited change in control”), of their (A) then current base salary and (B) average annual bonus for the two annual bonus periods completed prior to termination (or target bonus for any fiscal year not yet completed), with such separation payment being payable in equal installments over a period of 12 months following such termination; or

•

due to the executive’s “disability,” then we shall pay the executive (or the executive’s estate and/or beneficiaries, as the case may be): (i) all accrued but unpaid wages through the termination date; (ii) all earned and accrued but unpaid bonuses prorated to the date of his disability; (iii) all accrued but unused vacation through the termination date; (iv) all approved, but unreimbursed, business expenses; and (v) any COBRA continuation coverage premiums required for the coverage of the executive (or his eligible dependents) under our major medical group health plan, generally for a period of 18 months or until the executive is employed by a third party that provides comparable coverage at no cost to the executive.

Additionally, in the event of a change in control (as defined in the 2014 Plan) that is not an “unfavorable limited change in control” or if the executive’s employment is terminated by us without “cause,” by the executive for “good reason” or as a result of a non-renewal of the employment term by us, all of the executive’s outstanding unvested equity-based awards (including, but not limited to, restricted common stock and RSUs) will vest and become immediately exercisable and unrestricted, without any action by the Board or any committee thereof (except, in connection with a termination, vesting may be delayed to the extent required for the award to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”)). In the event of an “unfavorable limited change in control,” all of the executive’s outstanding unvested time-vesting restricted stock will vest and become immediately exercisable and unrestricted, but all of the executive’s unvested performance-vesting RSUs will be immediately forfeited, in each case without any action by the Board or any committee thereof.

The executive’s right to receive the severance payments and benefits described above is subject to his delivery and non-revocation of an effective general release of claims in favor of our company and compliance with customary restrictive covenant provisions, including relating to confidentiality, noncompetition, nonsolicitation, cooperation and nondisparagement.

In addition, under the employment agreements, to the extent any payment or benefit would be subject to an excise tax imposed in connection with Section 4999 of the Code, such payments and/or benefits may be subject to a “best pay cap” reduction to the extent necessary so that the executive receives the greater of the (i) net amount of the payments and benefits reduced such that such payments and benefits will not be subject to the excise tax and (ii) net amount of the payments and benefits without such reduction.

Under the employment agreements, “cause” is defined as: (i) the executive’s refusal to substantially perform, following notice by us to the executive, the executive’s duties to us, or gross negligence or willful misconduct in connection with the performance of the executive’s duties to us; (ii) the executive’s conviction or plea of guilty or nolo contendere of a felony; (iii) the executive’s conviction of any other criminal offense involving an act of dishonesty intended to result in personal enrichment of the executive at the expense of us or our affiliates; or (iv) the executive’s breach of any material company policy, or term of the employment agreement or any other employment, consulting or other services, confidentiality, intellectual property or non-competition agreements, if any, between the executive and us or our affiliates. The executive will have rights to cure certain events constituting “cause.”

Under the employment agreements, “good reason” is defined as the occurrence of any of the following events: (i) a reduction in or material delay in payment of the executive’s aggregate base salary (including the target bonus opportunity), excluding any reductions in bonuses caused by the failure to achieve performance targets; (ii) the assignment to the executive of substantial duties or responsibilities inconsistent with the executive’s position, or any other action by us which results in a substantial diminution of the executive’s duties, authorities or responsibilities (other than temporarily while physically or mentally incapacitated or as required by applicable law); (iii) a requirement that the executive work principally from a location that is thirty miles further from the executive’s residence than our principal office; or (iv) our material breach of the employment agreement. In addition, under Messrs. McRoberts’ and Harlan’s employment agreements, “good reason” includes: (x) a material adverse change in the reporting structure applicable to the executive; and (y) any failure of the Nominating and Corporate Governance Committee of the Board to nominate the executive for re-election to the Board at any annual meeting of our stockholders while the executive serves as our chief executive officer or president, as applicable, provided that, at the time of each annual meeting, the executive is not experiencing a disability, we have not notified the executive of our intention to terminate the executive for “cause” and the executive has not notified us of his intention to resign his employment. In addition, under Mr. Harlan’s employment agreement, “good reason” includes the replacement of Mr. McRoberts as our chief executive officer with anyone other than Mr. Harlan, provided, that such replacement of Mr. McRoberts is not the result of (1) a termination of Mr. McRoberts’ employment agreement with us (a) by us or (b) by Mr. McRoberts with “good reason” (as defined in Mr. McRoberts’ employment agreement), or (2) our non-extension of the term of Mr. McRoberts’ employment agreement with us, if Mr. McRoberts was willing and able to remain employed by us.

Under the employment agreements, an “unfavorable limited change in control” is defined as: (A) the consummation of a merger or consolidation of us with any other entity other than (i) a merger or consolidation which would result in the holders of our voting securities immediately prior to the merger or consolidation having at least 50.1% of the combined voting power of the voting securities of the surviving or parent entity outstanding immediately after such merger or consolidation or (ii) a merger or consolidation effected to implement a recapitalization of us (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of our securities representing 50% or more of either of our then outstanding shares of common stock or the combined voting power of our then outstanding voting securities; or (B) the consummation of the sale or disposition by us of all or substantially all of our assets (or any transaction or series of transactions within a period of twelve months ending on the date of the last sale or disposition having a similar effect); in each case, which occurs within 36 months following the completion of our initial public offering and results in total return per share to our stockholders of less than $15.00 per share (inclusive of dividends paid after the completion of our initial public offering).

Retention Agreements

On January 2, 2019, we entered into Retention Incentive Award Agreements (the “Retention Agreements”) with each of John W. McRoberts, William C. Harlan and Jeffery C. Walraven. Pursuant to the Retention Agreements, if our pending merger with Omega is consummated, Messrs. McRoberts, Harlan and Walraven will be paid cash awards of $486,000, $186,000 and $121,000, respectively, in each case subject to the satisfaction of the terms and conditions of the applicable Retention Agreement, including, subject to certain exceptions, being employed by us on the closing date of the merger and complying with the terms of their respective employment agreements.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board are Messrs. Churchey, Geringer and Mansfield, with Mr. Churchey serving as chairman, each of whom is an independent director.  None of our executive officers served as a member of the Board or compensation committee of any entity that has one or more executive officers serving as a member of the Board or the Compensation Committee. Accordingly, during the fiscal year ended December 31, 2018, there were no interlocks with other companies within the meaning of the SEC’s proxy rules.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued under the 2014 Plan as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders(1)	687,934 (2)	— (3)	2,134,091
Equity compensation plans not approved by stockholders	—	—	—

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Total	687,934	—	2,134,091

(1)

The Company’s 2014 Equity Incentive Plan was originally approved by the Company’s sole stockholder prior to the completion of our initial private placement in July 2014. On May 3, 2017, the Company’s stockholders approved the 2014 Plan.

(2)	Represents up to 687,934 shares of common stock that may be issued upon vesting of outstanding RSUs, assuming maximum vesting is achieved.
(3)	Does not account for the shares of common stock subject to outstanding RSUs.

Principal Stockholders

The following table sets forth certain information as of April 22, 2019 regarding the beneficial ownership of shares of MedEquities common stock by (a) each of MedEquities’ directors, (b) each of MedEquities’ NEOs, (c) all of MedEquities’ directors and executive officers as a group and (d) each person known to MedEquities to be the beneficial owner of more than five percent of MedEquities common stock. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and dispositive power with respect to such shares. The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or dispositive power with respect to such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement or (d) the automatic termination of a trust, discretionary account or similar arrangement.

Unless otherwise indicated, the address of each person listed below is c/o MedEquities Realty Trust, Inc., 3100 West End Avenue, Suite 1000, Nashville, Tennessee 37203.

Name	Amount and Nature of Beneficial Ownership	% of All Shares(1)
John W. McRoberts	327,392(2)	*
William C. Harlan	326,433(3)	*
Jeffery C. Walraven	45,742(4)	*
Randall L. Churchey	58,460(5)	*
John N. Foy	48,160(5)	*
Steven I. Geringer	25,939(5)	*
Stephen L. Guillard	45,939(5)	*
Elliott Mandelbaum	6,684(6)	*
Todd W. Mansfield	6,684(6)	*
All NEOs and directors as a group (9 persons)	891,433	2.8%

More than 5% Beneficial Owners
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	3,186,108(7)	10.0%
Prudential Financial, Inc. 751 Broad Street Newark, New Jersey 07102	2,603,235(8)	8.2%
The Goldman Sachs Group, Inc. 200 West Street New York, New York 10282	2,419,051(9)	7.6%

Name	Amount and Nature of Beneficial Ownership	% of All Shares(1)
American Century Capital Portfolios, Inc. 4500 Main Street 9th Floor Kansas City, Missouri 64111	2,325,062(10)	7.3%
Steven R. Gerbel 311 South Wacker Drive Suite 6025 Chicago, IL 60606	2,115,819(11)	6.6%
Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta GA 30309	2,085,092(12)	6.5%
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	1,764,907(13)	5.5%

_______________

*	Less than 1.0%
(1)	Based on an aggregate of 31,840,651 shares of our common stock outstanding as of April 22, 2019.
(2)	Includes 25,751 shares of unvested restricted common stock which are expected to vest in connection with the consummation of the merger.
(3)

Includes 25,751 shares of unvested restricted common stock which are expected to vest in connection with the consummation of the merger. Includes 283,729 shares held by an irrevocable trust for which Mr. Harlan’s spouse is the sole beneficiary and sole trustee and 42,704 shares held by Mr. Harlan’s spouse.

(4)	Includes 13,168 shares of unvested restricted common stock which are expected to vest in connection with the consummation of the merger.
(5)	Includes 6,708 shares of unvested restricted common stock which are expected to vest in connection with the consummation of the merger.
(6)	Includes 4,456 shares of unvested restricted common stock which are expected to vest in connection with the consummation of the merger.
(7)

Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on January 10, 2019, reporting beneficial ownership as of December 31, 2018. Includes shares held by Vanguard Fiduciary Trust Company, of which The Vanguard Group, Inc. is a parent holding company. The Vanguard Group, Inc. has sole voting power over 26,115 shares, sole dispositive power over 3,159,993 shares and shared dispositive power over 26,115 shares.

(8)

Based solely upon the Schedule 13G/A filed with the SEC by the beneficial owner on January 31, 2019, reporting beneficial ownership as of December 31, 2018. Includes shares held by the following subsidiaries, of which Prudential Financial, Inc. is the indirect parent: (i) 2,455,650 shares held by PGIM, Inc. and (ii) 147,585 shares held by Quantitative Management Associates LLC. Prudential Financial, Inc. has sole voting power and sole dispositive power over 231,968 shares and shared voting power and shared dispositive power over 2,371,267 shares.

(9)

Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on January 4, 2019, reporting beneficial ownership as of December 31, 2018. Includes shares held by Goldman Sachs & Co. LLC, of which The Goldman Sachs Group, Inc. is the parent holding company. The Goldman Sachs Group, Inc. has shared voting power and shared dispositive power over 2,419,051 shares.

(10)

Based solely upon the Schedule 13G/A filed with the SEC by the beneficial owner on February 11, 2019, reporting beneficial ownership as of December 31, 2018. Includes shares held by American Century Investment Management, Inc. and American Century Capital Portfolios, Inc., of which American Century Companies, Inc. and Stowers Institute for Medical Research, Inc. are parent holding companies. American Century Capital Portfolios, Inc. has sole voting power over 2,163,350 shares and sole dispositive power over 2,325,062 shares.

(11)

Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on January 16, 2019, reporting beneficial ownership as of December 31, 2018. Includes 2,115,819 shares owned by Mr. Gerbel in his capacity as the managing member of Chicago Capital Management, LLC, an Illinois limited liability company, which in turn serves as the general partner and investment manager of Chicago Capital Management, LP, an Illinois limited partnership.

(12)

Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on February 12, 2019, reporting beneficial ownership as of December 31, 2018. Invesco Ltd. has sole voting power and sole dispositive power over 2,085,092 shares.

(13)

Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on February 8, 2019, reporting beneficial ownership as of December 31, 2018. Includes shares held by BlackRock Advisors, LLC, BlackRock Asset Management Canada

Limited, BlackRock Fund Advisors, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd. and BlackRock Investment Management, LLC, of which BlackRock, Inc. is the parent holding company. BlackRock, Inc. has sole voting power over 1,711,297 shares and sole dispositive power over 1,764,907 shares.

Merger Agreement

As previously disclosed, on January 2, 2019, we entered into an Agreement and Plan of Merger (as amended, the “merger agreement”) with Omega, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth in the merger agreement, we will merge with and into Omega (such merger transaction, the “merger”) at the effective time of the merger (the “merger effective time”), with Omega continuing as the surviving company in the merger. At the merger effective time, each outstanding share of our common stock will be converted into the right to receive (the “merger consideration”): (i) 0.235 of a share of common stock of Omega, subject to adjustment under certain limited circumstances, plus the right to receive cash in lieu of any fractional shares of Omega common stock; and (ii) an amount in cash equal to $2.00, subject to adjustment under certain limited circumstances. In addition, we will declare a special dividend of $0.21 per share of our common stock (the “closing dividend”) payable to the holders of our common stock as of the closing date of the merger, which will be payable together with the cash consideration in the merger in accordance with the terms of the merger agreement.

The foregoing description of the merger and the merger agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, which is filed as Exhibit 2.1 hereto and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policy

The Board has adopted a written related person transaction approval policy to further the goal of ensuring that any related person transaction is properly reviewed, approved by the Audit Committee and fully disclosed in accordance with the rules and regulations of the SEC and the NYSE. The policy applies to transactions or arrangements between the Company and any related person, including directors, director nominees, executive officers, greater than 5% stockholders and the immediate family members of each of these groups (the “Related Persons”). This policy, however, does not apply with respect to general conflicts between the interests of the Company and our employees, officers and directors, including issues relating to engaging in a competing business and receiving certain benefits from the Company, such as loans or guarantees of obligations, which are reported and handled in accordance with the Company’s Code of Ethics and Business Conduct and other procedures and guidelines implemented by the Company from time to time.

Under the policy, the Related Person is responsible for identifying and reporting to the Audit Committee any proposed related person transaction. In the event the Chief Executive Officer determines that it is impractical or undesirable to wait until an Audit Committee meeting can be convened in order to review a transaction with the Related Person, the Chairperson of the Audit Committee may act as an authorized subcommittee on behalf of the Audit Committee to review such transaction, so long as the Chairperson is a disinterested member with respect to such transaction. After considering all the facts and circumstances available to the Audit Committee, the Audit Committee will approve, ratify or reject the transaction, in its discretion. All approved transactions with Related Persons will be disclosed to the full Board.

Related Party Transactions

BlueMountain Rights Agreement

In connection with BlueMountain’s purchase of shares of our common stock in the initial private placement, we entered into the BlueMountain Rights Agreement with BlueMountain. Pursuant to the BlueMountain Rights Agreement, for any meeting of our stockholders for the election of directors, the Board is required to nominate: (i) two directors designated by BlueMountain so long as BlueMountain (A) continues to own 75% or more of the number of shares it purchased in our initial private placement in July 2014 or (B) beneficially owns at least 10% of our outstanding common stock; (ii) one director designated by BlueMountain so long as BlueMountain (X) continues to own 50% or more of the number of shares it purchased in our initial private placement or (Y) beneficially owns at least 5% of our outstanding common stock; and (iii) no directors if BlueMountain has sold more than 50% of the number of shares it purchased in our initial private placement and beneficially owns less than 5% of our outstanding common stock. In addition, two of the members of our investment committee must be appointed by BlueMountain so long as BlueMountain is entitled to two nominees to the Board, and one member of the investment committee will be appointed by BlueMountain so long as BlueMountain is entitled to one nominee to the Board. One of BlueMountain’s designees has the right to serve on our risk committee for so long as such individual serves on the Board.

Furthermore, so long as BlueMountain maintains at least one designee on the Board, the number of members constituting the Board shall be no more than seven, subject to increase or decrease by the Board from time to time, provided that any such increase or decrease shall require the approval of at least one BlueMountain board designee. The BlueMountain director designees approved the decrease in the size of our Board to eight directors in December 2018.

As of December 31, 2018, BlueMountain had sold all of the shares of our common stock that BlueMountain purchased in our initial private placement.

Indemnification of Officers and Directors

Our charter and bylaws provide for certain indemnification rights for our directors and officers and we entered into an indemnification agreement with each of our executive officers and directors, providing for procedures for indemnification and advancement by us of certain expenses and costs relating to claims, suits or proceedings arising from their service to us or, at our request, service to other entities, as officers or directors, or in certain other capacities, to the maximum extent permitted by Maryland law.

Independence of Directors

NYSE listing standards require NYSE-listed companies to have a majority of independent board members and a nominating/corporate governance committee, compensation committee and audit committee, each comprised solely of independent directors. Under the NYSE listing standards, no director of a company qualifies as “independent” unless the board of directors of the company affirmatively determines that the director has no material relationship with the company (either directly or as a partner, stockholder or officer of an organization that has a relationship with such company).

The Board currently has eight directors, a majority of whom the Board affirmatively has determined, after broadly considering all relevant facts and circumstances, to be “independent” under NYSE listing standards and under applicable rules of the SEC. The Board affirmatively has determined that each of the following directors is independent under these standards: Messrs. Churchey, Foy, Geringer, Guillard, Mandelbaum and Mansfield. Messrs. Harlan and McRoberts are not independent as they are executive officers of the Company.

Item 14. Principal Accounting Fees and Services.

The following summarizes the fees billed by KPMG LLP for services performed for the fiscal years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees(1)	$ 634,866	$ 615,961
Tax Fees	50,507	87,639

Total	$ 685,373	$ 703,600

(1)

Audit fees for 2018 include actual fees for the 2018 audit, review of our quarterly reports on Form 10-Q and annual report on Form 10-K. Audit fees for 2017 include actual fees for the 2017 audit, review of our quarterly reports on Form 10-Q and annual report on Form 10-K and additional services associated with our filing of registration statements on Form S-3, including reviewing such registration statements and the issuance of consents.

(2)	Tax fees include fees for tax compliance services and tax planning.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to review and pre-approve, either pursuant to the Company’s Audit and Non-Audit Services Pre-Approval Policy (the “Pre-Approval Policy”) or through a separate pre-approval by the Audit Committee, any engagement of the Company’s independent auditor to provide any permitted non-audit service to the Company. Pursuant to the Pre-Approval Policy, which the Audit Committee will review and reassess periodically, a list of specific services within certain categories of services, including audit, audit-related and tax services, are specifically pre-approved for the upcoming or current fiscal year, subject to an aggregate maximum annual fee payable by us for each category of pre-approved services. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee. In addition, the Audit Committee may delegate authority to its chairperson to pre-approve engagements for the performance of audit and non-audit services. Additionally, all audit and permissible non-audit services in excess of the pre-approved fee level, whether or not included on the pre-approved list of services, must be separately pre-approved by the Audit Committee. The Audit Committee has delegated authority to its chairperson to pre-approve engagements for the performance of audit and non-audit services, for which the estimated cost for such services shall not exceed $100,000 in the aggregate for any calendar year. The chairperson must report all pre-approval decisions to the Audit Committee at its next scheduled meeting and provide a description of the terms of the engagement. During the year ended December 31, 2018, 100% of the services provided by KPMG LLP were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

21.1*	List of subsidiaries.

23.1*	Consent of KPMG.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Previously filed with the 2018 Form 10-K.

**Filed or furnished herewith, as applicable.

†Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedEquities Realty Trust, Inc.

Date: April 29, 2019	By:	/s/ John W. McRoberts
John W. McRoberts Chairman and Chief Executive Officer
(Principal Executive Officer)