Form 10-Q
period 2019-03-31
MedEquities Realty Trust, Inc.
filed 2019-05-09
CIK 1616314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered	Ticker Symbol
Common Stock, $0.01 par value per share	New York Stock Exchange	MRT

As of May 3, 2019, the registrant had 31,840,651 shares of common stock outstanding.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Real estate properties
Land	$45,594	$45,594
Building and improvements	538,572	537,437
Intangible lease assets	11,387	11,387
Furniture, fixtures and equipment	3,634	3,634
Less accumulated depreciation and amortization	(64,164)	(59,611)
Total real estate properties, net	535,023	538,441

Mortgage notes receivable, net	47,353	44,778
Note receivable	7,000	7,000
Cash and cash equivalents	17,411	8,370
Other assets, net	36,372	34,200
Total Assets	$643,159	$632,789

Liabilities and Equity
Liabilities
Debt, net	$284,553	$278,137
Accounts payable and accrued liabilities	8,821	5,691
Deferred revenue	1,647	1,601
Total liabilities	295,021	285,429

Commitments and contingencies
Equity
Common stock, $0.01 par value. Authorized 400,000 shares; 31,841 issued and outstanding at March 31, 2019 and December 31, 2018	314	314
Additional paid in capital	379,216	378,716
Dividends declared	(87,646)	(87,646)
Retained earnings	51,223	49,859
Accumulated other comprehensive income	1,147	2,211
Total MedEquities Realty Trust, Inc. stockholders' equity	344,254	343,454
Noncontrolling interest	3,884	3,906
Total equity	348,138	347,360
Total Liabilities and Equity	$643,159	$632,789

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Rental income	$15,375	$15,929
Interest on mortgage notes receivable	1,147	787
Interest on notes receivable	164	-
Total revenues	16,686	16,716
Expenses
Depreciation and amortization	4,444	4,194
Property related	462	322
Real estate acquisition related	6	108
Franchise, excise and other taxes	84	71
General and administrative	4,690	3,316
Total operating expenses	9,686	8,011
Operating income	7,000	8,705

Other income (expense)
Interest and other income	1	7
Interest expense	(4,898)	(2,558)
	(4,897)	(2,551)

Net income	$2,103	$6,154
Less: Net income attributable to noncontrolling interest	(739)	(985)
Net income attributable to common stockholders	$1,364	$5,169

Net income attributable to common stockholders per share
Basic and diluted	$0.04	$0.16

Weighted average shares outstanding
Basic	31,726	31,550
Diluted	31,735	31,610

Dividends declared per common share	$0.21	$0.21

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net income	$2,103	$6,154
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedge	(1,064)	1,787
Total other comprehensive income (loss)	(1,064)	1,787
Comprehensive income	1,039	7,941
Less: comprehensive income attributable to noncontrolling interest	(739)	(985)
Comprehensive income attributable to MedEquities Realty Trust, Inc.	$300	$6,956

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Dividends	Accumulated Other Comprehensive	Non- controlling
	Shares	Par Value	Capital	Earnings	Declared	Income	Interest	Total Equity
Balance at December 31, 2018	31,841	$314	$378,716	$49,859	$(87,646)	$2,211	$3,906	$347,360
Other comprehensive income	-	-	-	-	-	(1,064)	-	(1,064)
Distributions to noncontrolling interest	-	-	-	-	-	-	(761)	(761)
Stock-based compensation	-	-	500	-	-	-	-	500
Net income	-	-	-	1,364	-	-	739	2,103
Balance at March 31, 2019	31,841	$314	$379,216	$51,223	$(87,646)	$1,147	$3,884	$348,138

	Common Stock		Additional Paid-In	Retained	Dividends	Accumulated Other Comprehensive	Non- controlling
	Shares	Par Value	Capital	Earnings	Declared	Income	Interest	Total Equity
Balance at December 31, 2017	31,836	$314	$375,690	$44,196	$(67,691)	$1,247	$2,997	$356,753
Grants of restricted stock	47	-	-	-	-	-	-	-
Vesting of restricted stock units	8	-	-	-	-	-	-	-
Shares surrendered for taxes upon vesting	(4)	-	(44)	-	-	-	-	(44)
Other comprehensive income	-	-	-	-	-	1,787	-	1,787
Distributions to noncontrolling interest	-	-	-	-	-	-	(1,050)	(1,050)
Stock-based compensation	-	-	1,056	-	-	-	-	1,056
Net income	-	-	-	5,169	-	-	985	6,154
Dividends to common stockholders	-	-	-	-	(6,834)	-	-	(6,834)
Balance at March 31, 2018	31,887	$314	$376,702	$49,365	$(74,525)	$3,034	$2,932	$357,822

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$2,103	$6,154
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,079	4,712
Stock-based compensation	500	1,056
Straight-line rent receivable	(1,463)	(1,702)
Straight-line rent liability	36	38
Construction mortgage interest income	(430)	(235)
Write-off of pre-acquisition costs	-	13
Changes in operating assets and liabilities
Other assets	(494)	(602)
Accounts payable and accrued liabilities	1,233	(469)
Deferred revenues	54	(1,126)
Net cash provided by operating activities	7,618	7,839
Investing activities
Acquisitions of real estate	(2)	(82)
Capital expenditures for real estate	(1,748)	(59)
Funding of mortgage notes and note receivable	(2,225)	(22,711)
Repayments of mortgage note and note receivable	97	-
Capitalized pre-acquisition costs, net	-	(305)
Net cash used in investing activities	(3,878)	(23,157)
Financing activities
Net borrowings on secured revolving credit facility	6,300	16,500
Distributions to noncontrolling interest	(761)	(1,050)
Deferred loan costs	(238)	(65)
Dividends paid to common stockholders	-	(6,710)
Taxes remitted upon vesting of restricted stock	-	(62)
Capitalized pre-offering costs	-	(18)
Net cash provided by financing activities	5,301	8,595
Decrease in cash, cash equivalents, and restricted cash	9,041	(6,723)
Cash, cash equivalents and restricted cash at beginning of period	8,370	12,640
Cash, cash equivalents and restricted cash at end of period	$17,411	$5,917

Supplemental Cash Flow Information
Interest paid	$2,774	$2,359
Accrued deferred loan costs	15	-
Accrued pre-acquisition costs	9	64

See accompanying notes to interim consolidated financial statements.

MEDEQUITIES REALTY TRUST, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

Unaudited

March 31, 2019

Note 1 - Organization and Nature of Business

MedEquities Realty Trust, Inc. (the “Company”), which was incorporated in the state of Maryland on April 23, 2014, is a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of March 31, 2019, the Company had investments of $589.4 million, net in 34 real estate properties and six healthcare-related real estate debt investments. The Company owns 100% of all of its properties and investments, other than Baylor Scott & White Medical Center - Lakeway (“Lakeway Hospital”), in which the Company owns a 51% interest through a consolidated partnership (the “Lakeway Partnership”). All of the Company’s assets are held by, and its operations conducted through, its operating partnership, MedEquities Realty Operating Partnership, LP, which is a 100% owned subsidiary of the Company. The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Note 2 - Accounting Policies and Related Matters

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for a full year. The consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, included in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2019.

The interim consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and subsidiaries in which the Company has a controlling interest. All material intercompany transactions and balances have been eliminated in consolidation.

For information about significant accounting policies, refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC on February 25, 2019. During the three months ended March 31, 2019, there were no material changes to these policies except as noted below.

Revenue Recognition

Revenue is recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. Currently, all the Company’s lease arrangements are classified as operating leases and contain escalating rent provisions. Leases with fixed periodic rent escalators are generally recognized on a straight-line basis over the initial term, subject to a collectability assessment. Certain payments to tenants are accounted for as lease incentives and amortized as a reduction of revenue over the related lease term.

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

The Company’s leases are generally “triple-net” leases with terms requiring operating expenses associated with the Company’s facilities, such as taxes, insurance and utilities, to be paid directly by the Company’s tenants. Under certain of these leases, the Company pays the taxes directly to the taxing authority and receives reimbursement from the tenant. In these instances, the Company presents its cost and the tenant’s reimbursement on a gross basis in the consolidated income statement, reflected in rental income and property-related expenses. Leases in the Company’s medical office building require tenants to reimburse the Company for certain property operating expenses including, but not limited to, real estate taxes, property insurance, routine maintenance and repairs, utilities and property management expenses. The reimbursements are recorded in rental income, and the expenses are recorded in property-related expenses.

Mortgage Notes and Other Receivables

Mortgage notes and other receivables are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity.  The Company recognizes interest income on loans, including the amortization of any discounts and premiums, using the interest method applied on a loan-by-loan basis subject to an evaluation of collectability risks.  Premiums, discounts and related costs are recognized as yield adjustments over the term of the related loans.

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

Recent Accounting Developments

On January 1, 2019, the Financial Accounting Standards Board’s (“FASB”) new leases standard included in Accounting Standards Codification 842, Leases, became effective for the Company. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information has not been updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019.

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

The most significant effect for the Company as lessee relates to the recognition of new right-of-use assets and lease liabilities on its consolidated balance sheet for the corporate office lease and one ground lease. As of March 31, 2019, the Company had $3.2 million gross ($2.5 million, net) in right of use assets, which are included in Other assets, net on the consolidated balance sheet and $3.2 million in related lease liabilities which are included in Accounts payable and accrued liabilities on the consolidated balance sheet. These amounts are based on the present value of the remaining minimum rental payments under current leasing standards for these two existing operating leases.

For leases where the Company is the lessor, the new standard did not have a material effect on its consolidated financial statements. The Company currently has one medical office building in which the Company provides services to maintain the asset. While the new standard identifies common area maintenance as a non-lease component of the Company’s real estate lease contracts, the Company applied the practical expedient to account for its gross real estate leases in its one medical office building and associated common area maintenance components as a single, combined operating lease component. Consequently, the new standard’s changed guidance on contract components did not significantly affect the Company’s financial reporting.

In addition, due to the new standard’s narrowed definition of initial direct costs, lease origination costs that were previously capitalized as initial direct costs and amortized to expense over the lease term are now expensed as incurred.

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

Note 3 – Merger Agreement

On January 2, 2019, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Omega Healthcare Investors, Inc. (“Omega”).  Pursuant to the terms of the Merger Agreement, the Company will merge with and into Omega, with Omega continuing as the surviving company in the merger. Each share of Company common stock will be converted at the effective time of the merger into the right to receive (i) 0.235 of a share of common stock of Omega, subject to adjustment under certain limited circumstances, plus the right to receive cash in lieu of any fractional shares of Omega common stock; and (ii) an amount in cash equal to $2.00, subject to adjustment under certain limited circumstances.  Pursuant to the terms of the Merger Agreement, the Company will declare a special dividend of $0.21 per share of common stock payable to the holders of the Company’s common stock as of the closing date of the merger, which will be payable together with the cash consideration in the merger in accordance with the terms of the Merger Agreement (the “Closing Dividend”).

The merger is subject to customary closing conditions, including, but not limited to, the approval of the Company’s stockholders. The special meeting of the Company’s stockholders to vote on the merger is scheduled for May 15, 2019. The proposed merger transaction is currently expected to close in the second quarter of 2019. Additional information regarding the merger is included in the Company’s definitive proxy statement filed with the SEC on April 8, 2019.

Note 4 – Portfolio Activity

Texas Ten Portfolio Master Lease Update

Effective January 1, 2019, a new 15-year triple net master lease commenced with certain affiliates of Creative Solutions in Healthcare, Inc. (“Creative Solutions”) for the Company’s portfolio of ten skilled nursing facilities located throughout Texas (the “Texas Ten Portfolio”) previously leased to affiliates of OnPointe (the “Prior Texas Ten Tenant”). The lease with the Prior Texas Ten Tenant was terminated on December 31, 2018. The initial annual base rent under the lease is approximately $7.7 million with annual lease escalators of 2.0% and two, five-year tenant renewal options. The Texas Ten Portfolio accounted for approximately 24.1% of the Company’s total real estate properties, net as of March 31, 2019.

Fundamental Healthcare Master Lease Update

The Company leases a portfolio of four properties to subsidiaries of Fundamental Healthcare (“Fundamental”) pursuant to a triple-net master lease with expected base rent of approximately $9.6 million for 2019. Effective October 6, 2018, the Company amended the master lease to defer approximately $2.4 million in base rent for May 2018 through March 2019 associated with Mountain’s Edge Hospital, which has undergone an expansion. The amendment requires the deferred rent amount to be paid in equal monthly installments over the remainder of 2019 beginning in April 2019.  Interest on the outstanding deferred rent accrues interest at 9.0% during the deferral and repayment periods. As of March 31, 2019, the deferred rent balance was $2.3 million, which is recorded in other assets on the Company’s consolidated balance sheet.

In April 2019, Fundamental requested to continue the deferral of $0.2 million in monthly rent and a delay in the commencement of repaying the Total Abatement Amount, including any additional deferred rent amounts, until operations of the expansion begin at the Mountain’s Edge facility, which is currently expected to be in June 2019. The Company is currently in discussions with Fundamental regarding this request. There can be no assurances that it will be resolved prior to the closing of the merger with Omega.

Concentrations of Credit Risks

The following table contains information regarding tenant concentration in the Company’s portfolio, based on the percentage of revenue for the three months ended March 31, 2019 and 2018, related to tenants, or affiliated tenants, that exceed 10% of revenues:

	% of Total Revenue for the three months ended March 31,
	2019	2018
Baylor Scott & White Health	22.0%	21.9%
Vibra Healthcare	15.4%	11.4%
Fundamental Healthcare	14.9%	15.3%
Creative Solutions in Healthcare (1)	14.5%	-
Life Generations Healthcare	12.9%	12.9%
Prior Texas Ten Tenant (1)	-	21.4%
(1)

On December 31, 2018, the lease with the Prior Texas Ten Tenant was terminated. The Company entered into a 15-year triple-net master lease agreement with certain affiliates of Creative Solutions for the Texas Ten Portfolio, which commenced on January 1, 2019. See “Texas Ten Portfolio Master Lease Update” above.

The following table contains information regarding the geographic concentration of the properties in the Company’s portfolio as of March 31, 2019, which includes percentage of rental income for the three months ended March 31, 2019 and 2018 (dollars in thousands):

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Three months ended March 31, 2019	Three months ended March 31, 2018
Texas	17	$300,259	50.1%	52.4%	59.1%
California	7	154,726	25.8%	22.9%	21.6%
Nevada	4	69,268	11.6%	12.4%	12.1%
South Carolina	1	20,000	3.3%	3.2%	3.2%
Indiana	3	38,415	6.4%	6.4%	2.4%
Connecticut	1	10,133	1.7%	1.6%	1.6%
Tennessee	1	6,386	1.1%	1.1%	-
	34	$599,187	100.0%	100.0%	100.0%

Note 5 – Debt

The table below details the Company’s debt balance at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Term loan- secured	$125,000	$125,000
Revolving credit facility- secured	160,100	153,800
Unamortized deferred financing costs	(547)	(663)
	$284,553	$278,137

The Company’s Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) provides for a $300 million revolving credit facility that matures in February 2021 and a $125 million term loan that matures in February 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee. At March 31, 2019 and 2018, the weighted-average interest rate under the Credit Agreement was 5.0% and 3.8%, respectively.

Total costs related to the revolving credit facility at March 31, 2019 were $1.4 million, gross ($1.3 million, net), of which $0.4 million, gross ($0.3 million, net) are related to the Third Amendment to the Credit Agreement entered into on February 20, 2019 (the “Third Amendment”) and the Second Amendment entered into on October 9, 2018 (the “Second Amendment” and, together with the Third Amendment, the “Credit Amendments”). These costs are included in Other assets, net on the consolidated balance sheet at March 31, 2019 and will be amortized to interest expense through February 2021, the maturity date of the revolving credit facility, and June 30, 2019, the date the extended borrowing base availability provisions expire under the Credit Amendments. The total amount of deferred financing costs associated with the term loan at March 31, 2019 was $1.0 million, gross ($0.5 million, net), of which $0.2 million, gross ($0.1 million, net) are related to the Credit Amendments. These costs are netted against the balance outstanding under the term loan on the Company’s consolidated balance sheet and will be amortized to interest expense through February 2022, the maturity date of the term loan, and June 30, 2019.

The Company recognized amortization expense of deferred financing costs, included in interest expense on the consolidated statements of operations, of $1.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The amortization expense for the three months ended March 31, 2019 includes approximately $0.9 million for the write-off of unamortized deferred financing costs related to the reduction in total commitments under the Credit Agreement included as part of the Third Amendment to the Credit Agreement.

The Third Amendment amended certain terms, covenants and conditions of the Credit Agreement and the Second Amendment including, but not limited to the following:

•

Retained the increase in the applicable margin included in the Second Amendment of 2.00% and 3.50% for LIBOR-rate loans and 1.00% and 2.50% for base-rent loans, depending on the Company’s leverage ratio (prior to the Second Amendment, the applicable margin was 1.75% to 3.00% for LIBOR-rate loans and 0.75% to 2.00% for base-rate loans, depending on the Company’s leverage ratio);

•	Temporarily increased the borrowing base availability attributable to the Company’s borrowing base assets, other than the Texas Ten Portfolio, until June 30, 2019;

•

Restricts the Company’s use of proceeds from borrowing under the Credit Agreement solely for the remaining funding obligations for the expansion of the Mountain’s Edge Hospital and the Company’s construction mortgage loan to Haven Healthcare, unless approved by lenders representing two-thirds of the outstanding commitments under the Credit Agreement.

•

Reduced the maximum amount available under the revolving credit facility from $300 million to $175 million, which, when combined with the $125 million term loan, provides total commitments available to the Company under the Credit Agreement of $300 million;

•	Required any principal repayment on the Medistar Gemini Mortgage Loan and Medistar Stockton Loan to be used to pay down the outstanding balance on the revolving credit facility; and
•

Prohibits the Company from declaring any dividend on or prior to June 30, 2019, other than, subject to certain conditions, (i) a dividend to our common stockholders attributable to the fourth quarter of 2018 not to exceed $0.21 per share, with payment conditioned upon approval by our stockholders of the merger with Omega and subject to the Company maintaining a minimum of $2.0 million in unrestricted cash and cash equivalents upon payment of such dividend, and (ii) the closing dividend pursuant to the terms of the merger agreement with Omega.

At May 8, 2019, the Company had $285.1 million in borrowings outstanding, of which $160.1 million was outstanding under the revolving credit facility with a weighted-average interest rate of 5.2%, reflecting a 2.75% spread over LIBOR and $125.0 million was outstanding on the term loan. As of May 8, 2019, the Company had approximately $4.0 million in pre-approved borrowing capacity under the Credit Agreement.

Management’s Assessment of Future Borrowing Base Availability and Future Plans

All the Company’s outstanding borrowings under the Credit Agreement will be repaid upon closing of the announced merger with Omega, as discussed in further detail in Note 3. In the event the merger is delayed or does not close as anticipated, the additional borrowing base availability and borrowings provided by the Credit Agreement, along with the Company’s current cash on hand and expected monthly net cash flows, are projected to provide sufficient liquidity to the Company to satisfy outstanding funding obligations, comprised primarily of the Haven construction mortgage loan and Mountain’s Edge construction project; ongoing operating expenses, including interest payments under the Credit Agreement; and required distributions to stockholders to satisfy REIT requirements through May 2020. Upon expiration of the extension of the borrowing base availability included in the Third Credit Amendment through June 30, 2019, the Company expects its unrestricted cash and cash equivalents on hand would be sufficient to pay down the approximately $15.1 million in excess borrowings over the estimated borrowing base availability at that date.

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

Interest Rate Swap Agreements

To mitigate exposure to interest rate risk, on February 10, 2017, the Company entered into four interest rate swap agreements, effective April 10, 2017, on the full $125 million term loan to fix the variable LIBOR interest rate at 1.84%, plus the LIBOR spread under the Credit Agreement, which was 2.75% at March 31, 2019 and at May 8, 2019.

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

The fair value of the Company’s derivative financial instruments at March 31, 2019 and December 31, 2018 was an asset of $1.1 million and $2.2 million, respectively, and was included in Other assets, net on the consolidated balance sheets.

The table below details the location in the consolidated financial statements of the gain (loss) recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Amount of gain (loss) recognized in other comprehensive income	$(859)	$1,709
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	205	(78)
Total change in accumulated other comprehensive income	$(1,064)	$1,787

As of March 31, 2019, the Company did not have any derivatives in a net liability position including accrued interest but excluding any adjustments for nonperformance risk.

Covenants

The Credit Agreement contains customary financial and operating covenants, including covenants relating to the Company’s total leverage ratio, fixed charge coverage ratio, tangible net worth, maximum distribution/payout ratio and restrictions on recourse debt, secured debt and certain investments. The Credit Agreement also contains customary events of default, in certain cases subject to customary cure periods, including among others, nonpayment of principal or interest, material breach of representations and warranties, and failure to comply with covenants. Any event of default, if not cured or waived, could result in the acceleration of any outstanding indebtedness under the Credit Agreement. The Company was in compliance with all financial covenants as of March 31, 2019.

Note 6 - Incentive Plan

The Company’s Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into units of limited partnership interest in the Company’s operating partnership. As of March 31, 2019, the Plan had 3,356,723 shares authorized for issuance with 2,134,091 shares available for future issuance, subject to certain adjustments set forth in the Plan.

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

The following tables summarize the stock-based award activity for the three months ended March 31, 2019 and 2018:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2018	140,618	$11.28	458,625	$9.75
Granted	-	-	-	-
Vested	(26,820)	11.76	-	-
Outstanding as of March 31, 2019	113,798	$11.16	458,625	$9.75

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Restricted Stock Award	RSU Awards	Weighted-Average Grant Date Fair Value Per RSU
Outstanding as of December 31, 2017	313,819	$13.42	660,598	$9.52
Granted	46,788	11.14	937	11.13
Vested	(24,232)	13.27	(8,312)	9.35
Outstanding as of March 31, 2018	336,375	$13.11	653,223	$9.53

The table below summarizes compensation expense related to share-based payments, included in general and administrative expenses, for the three months ended March 31, 2019 and 2018 (in thousands):

	For the three months ended March 31,
	2019	2018
Restricted stock	$127	$492
Restricted stock units	373	564
Stock-based compensation	$500	$1,056

The remaining unrecognized cost from stock-based awards at March 31, 2019 was approximately $2.4 million and will be recognized over a weighted-average period of 1.4 years.

Upon closing of the announced merger with Omega, as discussed in further detail in Note 3, all unvested restricted shares will vest. All outstanding restricted stock units will be forfeited.

Note 7 - Commitments and Contingencies

Commitments

On January 5, 2018, the Company closed on a construction mortgage note receivable with a maximum principal amount of up to $19.0 million to Haven Behavioral Healthcare, Inc. to fund the purchase and conversion of an existing long-term acute care hospital to a 72-bed inpatient psychiatric hospital in Meridian, Idaho. As of May 8, 2019, the Company has funded the entire $19.0 million pursuant to this commitment.

In April 2017, the Company agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. The base rent associated with this property will be increased by an amount equal to the in-place lease rate, currently 9.5% of the amount advanced, as advances are made. As of May 8, 2019, approximately $8.6 million has been funded pursuant to this commitment.

In connection with entering into the master lease with Creative Solutions, the Company agreed to indemnify Creative Solutions for certain Medicare liabilities up to a maximum amount of approximately $0.8 million. As of May 8, 2019, no claims have been made against this commitment.

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

Litigation

On February 21, 2019, a purported stockholder of the Company filed a lawsuit against the Company, its board of directors and Omega in the United States District Court for the District of Maryland, entitled Brekka v. MedEquities Realty Trust, Inc., et al., Case 1:19-cv-00535-JKB. The complaint alleges, among other things, that the Company, its board of directors and Omega violated certain federal securities laws by making materially incomplete and misleading statements in, and/or omitting certain information that is material to stockholders from, Omega’s Registration Statement on Form S-4, as filed with the SEC on February 11, 2019 (the “Form S-4”), relating to the proposed merger between the Company and Omega. The complaint seeks, among other things, an injunction preventing the parties from filing an amendment to the Form S-4, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.

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

On March 17, 2019, a purported stockholder of MedEquities filed a class action lawsuit against MedEquities and the MedEquities Board in the United States District Court for the Middle District of Tennessee, entitled Bushansky v. MedEquities Realty Trust, Inc., et al., Case 3:19-cv-00231. The complaint alleges, among other things, that MedEquities and the MedEquities Board violated Section 14(a) of the Exchange Act by making materially incomplete and misleading statements in, and/or omitting certain information that is material to stockholders from, the Form S-4. The complaint seeks, among other things, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.

On March 29, 2019, a purported stockholder of MedEquities filed a class action lawsuit against MedEquities and the MedEquities Board in the Circuit Court for Baltimore County, Maryland, entitled Russell v. MedEquities Realty Trust, Inc., et al., Case No. C-03-CV-19-000721. The complaint alleges, among other things, that MedEquities and the MedEquities Board breached their fiduciary duties by: (i) failing to fulfill their fiduciary oversight function; (ii) authorizing the filing of a materially incomplete and misleading proxy statement/prospectus; and (iii) authorizing in the company’s Amended and Restated Bylaws the enactment of an exclusive venue designation whereby the Circuit Court for Baltimore City, Maryland is the sole and exclusive forum for certain litigation against the company, or if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division (the “Exclusive Venue Bylaw”). The complaint seeks, among other things, an injunction preventing the special meeting of MedEquities stockholders to vote on the transaction and, in the event the transaction is implemented, rescission of the transaction or damages, a declaration that the Exclusive Venue Bylaw is invalid, an injunction preventing the enforcement of the Exclusive Venue Bylaw, and attorneys’ fees and costs.

The Company believes that the claims asserted in the above referenced lawsuits are without merit and intends to vigorously defend the Company and the director defendants against these claims.

Other

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

Reference Note 8 for discussion of the common stock dividend to be paid upon stockholder approval of the merger.

Note 8 - Equity

Conditional Dividend

On February 27, 2019, the Company announced that its board of directors declared a conditional cash dividend of $0.21 per share, payable to holders of the Company’s common stock as of the record date of March 11, 2019. Payment is conditioned upon the Company’s stockholders’ approval of the merger. If the merger is approved by the Company’s stockholders, the conditional dividend will be paid as soon as practicable following the certification of the results of the special meeting, and the Company will announce publicly the date the conditional dividend will be paid. Due to the contingent nature of the conditional dividend, the Company’s common stock began trading with “due bills,” representing an assignment of the right to receive the conditional dividend, beginning on March 8, 2019 (one business day prior to the March 11 record date for the conditional dividend) through the date the conditional dividend is paid. This dividend will be recorded on the Company’s consolidated balance sheet upon approval by the stockholders of the merger.

The conditional dividend is in addition to, and separate from, the Closing Dividend, which will be payable together with the cash consideration in the merger.

Note 9 - Earnings per Share

The Company applies the two-class method for determining earnings per common share as its outstanding restricted shares of common stock with non-forfeitable dividend rights are considered participating securities. The following table sets forth the computation of earnings per common share for the three months ended March 31, 2019 and 2018 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator:	2019	2018
Net income	$2,103	$6,154
Less: Net income attributable to noncontrolling interest	(739)	(985)
Net income attributable to common stockholders	1,364	5,169
Less: Allocation to participating securities	(5)	(71)
Net income available to common stockholders	$1,359	$5,098

Denominator
Basic weighted-average common shares	31,726	31,550
Dilutive potential common shares	9	60
Diluted weighted-average common shares	31,735	31,610

Basic and diluted earnings per common share	$0.04	$0.16

Note 10 - Fair Value of Financial Instruments

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial assets and liabilities measured at fair value on a recurring basis currently include derivative financial instruments. These derivative financial instruments are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy. The fair value of the Company’s interest rate swaps assets, which are included in Other assets, net on the consolidated balance sheets, was $1.1 million and $2.2 million at March 31, 2019 and December 31, 2018, respectively. See Note 5 for further discussion regarding the Company’s interest rate swap agreements.

Financial Assets and Liabilities Not Carried at Fair Value

The carrying amounts of cash and cash equivalents, restricted cash, receivables, payables and right-of-use assets and lease liabilities are reasonable estimates of their fair value as of March 31, 2019. The fair value of the Company’s mortgages and note receivable as of March 31, 2019 is estimated by using Level 2 inputs such as discounting the estimated future cash flows using current market rates for similar loans that would be made to borrowers with similar credit ratings and for the same remaining maturities. As of March 31, 2019, the fair value of the Company’s $54.6 million of mortgage notes and note receivable was estimated to be approximately $54.7 million.

At March 31, 2019, the Company’s indebtedness was comprised of borrowings under the credit facility that bear interest at LIBOR plus a margin (Level 2). The fair value of borrowings under the credit facility is considered to be equivalent to their carrying values as the debt is at variable rates currently available and resets on a monthly basis.

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

See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of these and other risks, as well as the risks, uncertainties and other factors discussed in this report and identified in other documents we file with the Securities and Exchange Commission from time to time. You should carefully consider these risks before making any investment decisions in the Company. New risks and uncertainties may also emerge from time to time that could materially and adversely affect us.

Overview

We are a self-managed and self-administered company that invests in a diversified mix of healthcare properties and healthcare-related real estate debt investments. As of March 31, 2019, we had investments of $535.0 million, net in 34 real estate properties that contain a total of 2,758 licensed beds. Our properties as of March 31, 2019 were located in Texas, California, Nevada, South Carolina, Indiana, Connecticut and Tennessee and included 20 skilled nursing facilities, five behavioral health facilities, three acute care hospitals, two long-term acute care hospitals, two inpatient rehabilitation facilities, one assisted living facility and one medical office building. In addition, as of March 31, 2019, we had six healthcare-related real estate debt investments totaling $54.6 million. As of March 31, 2019, our triple-net leased portfolio, which excludes the one medical office building, was 100% leased and had lease expirations ranging from March 2029 to December 2033.

Recent Developments

Merger Agreement

On January 2, 2019, we entered into an Agreement and Plan of Merger (as amended the “Merger Agreement”) with Omega Healthcare Investors, Inc. (“Omega”) pursuant to which, subject to the satisfaction or waiver of certain conditions set forth in the merger agreement, we will merge with and into Omega (such merger transaction, the “merger”) at the effective time of the merger (the “merger effective time”), with Omega continuing as the surviving company in the merger. At the merger effective time, each outstanding share of our common stock will be converted into the right to receive (i) 0.235 of a share of common stock of Omega, subject to adjustment under certain limited circumstances, plus the right to receive cash in lieu of any fractional shares of Omega common stock; and (ii) an amount in cash equal to $2.00, subject to adjustment under certain limited circumstances.

Pursuant to the terms of the merger agreement, we will declare a special dividend of $0.21 per share of our common stock payable to the holders of our common stock as of the closing date of the merger, which will be payable together with the cash consideration in the merger in accordance with the terms of the merger agreement (the “Closing Dividend”).

The merger is subject to customary closing conditions, including, but not limited to, the approval of our stockholders. The special meeting of the Company’s stockholders to vote on the merger is scheduled for May 15, 2019. The proposed merger is currently expected to close in the second quarter of 2019. Additional information regarding the merger is included in the Company’s definitive proxy statement filed with the SEC on April 8, 2019.

The foregoing description of the merger and the merger agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, which is filed as Exhibit 2.1 to our Annual Report on Form 10-K for the year ended December 31, 2018, and is incorporated herein by reference.

Texas Ten Portfolio Update

Effective January 1, 2019, a new 15-year triple net master lease commenced with certain affiliates of Creative Solutions in Healthcare, Inc. (“Creative Solutions”) for the Company’s portfolio of ten skilled nursing facilities located throughout Texas (the “Texas Ten Portfolio”) previously leased to affiliates of OnPointe (the “Prior Texas Ten Tenant”). The lease with the Prior Texas Ten Tenant was terminated on December 31, 2018. The initial annual base rent under the lease is approximately $7.7 million with annual lease escalators of 2.0% and two, five-year tenant renewal options. The Texas Ten Portfolio accounted for approximately 24.1% of the Company’s total real estate properties, net as of March 31, 2019.

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

The Mountain’s Edge facility is undergoing an expansion to add five operating rooms that Fundamental believes will enable the facility to provide a broad variety of surgical services that will result in higher patient volumes and reimbursements. The operating results of the Mira Vista skilled nursing facility have been adversely affected by turnover in the facility’s administrator position as well as by increased competition in the market. Primarily as a result of the operating performance at these two facilities, management of Fundamental has reported to us that, for the trailing twelve-month period ended December 31, 2018, the portfolio rent coverage ratio was 0.48x. Additionally, Fundamental management reported the fixed charge coverage ratio of the Fundamental Guarantor for the trailing twelve-month period ended December 31, 2018 was 1.07x.

On October 6, 2018, we entered into the First Amendment (the “Fundamental Lease Amendment”) to the Fundamental Master Lease, pursuant to which we agreed to defer a portion of the monthly rent and certain other payments under the Fundamental Master Lease in the aggregate amount of approximately $2.4 million (the “Total Abatement Amount”) for the period from May 20, 2018 through March 20, 2019 (the “Temporary Abatement Period”). During the Temporary Abatement Period, Fundamental is required to pay monthly interest on the then-outstanding Total Abatement Amount at an annual interest rate of 9%, in addition to the reduced rent and other payments due under the Fundamental Master Lease. The amendment requires the Total Abatement Amount to be paid in equal monthly installments over the remainder of 2019 beginning in April 2019. As of March 31, 2019, the deferred rent balance was approximately $2.3 million, which is recorded in other assets on our consolidated balance sheet. In April 2019, Fundamental requested to continue the deferral of $0.2 million in monthly rent and a delay in the commencement of repaying the Total Abatement Amount, including any additional deferred rent amounts, until operations of the expansion begin at the Mountain’s Edge facility, which is currently expected to be in June 2019. We are currently in discussions with Fundamental regarding this request. There can be no assurances that it will be resolved prior to the closing of the merger with Omega.

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

Mountain’s Edge Hospital Expansion Funding

Pursuant to the Fundamental Master Lease (as defined above) we agreed to make available an aggregate amount of up to $11.0 million for the construction and equipping of certain new surgical suites at Mountain’s Edge Hospital, subject to certain terms and conditions. The base rent under the master lease will be increased by an amount equal to the in-place lease rate, currently 9.5%, of the amount advanced, as advances are made. As of May 8, 2019, approximately $8.6 million has been funded pursuant to this commitment.

Portfolio Summary

At March 31, 2019, our portfolio was comprised of 34 healthcare facilities and six healthcare-related debt investments as presented in the tables below (dollars in thousands). We own 100% of all of our properties and investments, other than Baylor Scott & White Medical Center - Lakeway (“Lakeway Hospital”), in which we own a 51% interest through a consolidated partnership (the “Lakeway Partnership”).

Healthcare Facilities

Property	Property Type (1)	Gross Investment	Lease Expiration(s)
Texas Ten Portfolio (10 properties)	SNF	$145,142	December 2033
Life Generations Portfolio (6 properties)	SNF- 5; ALF- 1	96,696	March 2030
Lakeway Hospital (2)	ACH	75,056	August 2031
Kentfield Rehabilitation & Specialty Hospital	LTACH	58,030	December 2031
Mountain's Edge Hospital	ACH	35,690	March 2032
AAC Portfolio (4 properties)	BH	25,047	August 2032
Southern Indiana Rehabilitation Hospital	IRF	23,376	June 2033
Horizon Specialty Hospital of Henderson	LTACH	20,010	March 2032
Physical Rehabilitation and Wellness Center of Spartanburg	SNF	20,000	March 2029
Vibra Rehabilitation Hospital of Amarillo	IRF	19,399	September 2030
Advanced Diagnostics Hospital East	ACH	17,549	November 2032
Mira Vista Court	SNF	16,000	March 2029
North Brownsville Medical Plaza (3)	MOB	15,634	November 2019- December 2028
Magnolia Portfolio (2 properties)	SNF	15,039	July 2032
Woodlake at Tolland Nursing and Rehabilitation Center	SNF	10,133	June 2029
Norris Academy	BH	6,386	September 2033
Total		$599,187
(1)

LTACH- Long-Term Acute Care Hospital; SNF- Skilled Nursing Facility; MOB- Medical Office Building; ALF- Assisted Living Facility; ACH- Acute Care Hospital; IRF- Inpatient Rehabilitation Facility; BH- Behavioral Health Facility.

(2)	We own the facility through the Lakeway Partnership, a consolidated partnership which, based on total equity contributions of $2.0 million, is owned 51% by us.
(3)	We are the lessee under a ground lease that expires in 2081, with two ten-year extension options, and provides for annual base rent of approximately $0.2 million in 2018.

Debt Investments

Loan	Borrower(s)	Principal Amount Outstanding	Maturity Date	Interest Rate	Collateral	Guarantors
Vibra Mortgage Loan	Vibra Healthcare, LLC and Vibra Healthcare II, LLC	$8,554	June 30, 2023 (1)	9.0%	Vibra Hospital of Western Massachusetts	Vibra Healthcare Real Estate Company II, LLC and Vibra Hospital of Western Massachusetts, LLC
Medistar Gemini Mortgage Loan	Medistar Gemini, LLC	9,700	July 31, 2019(2)	8.5%	Land and building in Webster, Texas	Medistar Investments, Inc. and Manfred Co., L.C.
Haven Construction Mortgage Loan	HBS of Meridian, LLC	18,885	July 8, 2021 (3)	10.0%	Inpatient psychiatric hospital under construction in Meridian, ID	CPIV Haven Holdings, LLC
Cobalt Mortgage Loan	Louisville Rehab LP	5,414	January 17, 2021	9.5% (4)	Second lien on an inpatient rehabilitation facility under construction in Clarksville, IN	Executive personal guarantee
Adora Midtown Mortgage Loan	Adora 9 Realty, LLC	5,000	March 29, 2020	10.0%	Second lien on Adora Midtown and first lien on an additional parcel of land in Dallas, Texas	Adora Creekside Realty, LLC; personal guarantee of two executives
		$47,553
(1)

On June 27, 2018, this loan, which was originated on August 1, 2014, was modified to convert the loan to a 10-year amortizing loan with monthly principal and interest payments and a balloon payment on the maturity date of June 30, 2023.  Principal of $1.0 million was repaid at the date of modification and the interest rate of 9.0% was unchanged. On March 1, 2019, this loan was amended to convert payments to interest only for three consecutive months beginning with the March 1, 2019 payment.

(2)

This loan was originated on August 1, 2017 with an additional funding on February 16, 2018, at which time the interest rate under the loan increased from 10.0% per annum to 12.0% per annum. The interest rate decreased on March 1, 2019 to 8.5% per annum. Mortgage interest accrues monthly but is not due until the maturity date.

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

We also have a $7.0 million pre-development note receivable with Medistar Stockton Rehab, LLC. The note accrued interest at an annual rate of 10.0% from its origination on April 6, 2018 until the interest rate decreased on March 1, 2019 to an annual rate of 8.5%. Interest is payable on the maturity date of July 31, 2019. The note is secured by a leasehold mortgage on the development of a future healthcare facility in Stockton, California.

Summary of Investments by Type

The following table summarizes our investments in healthcare facilities and healthcare-related real estate debt investments by type as of and for the three months ended March 31, 2019 (dollars in thousands).

	Properties/ Debt Investments	Gross Investment	% of Gross Investment	Revenue
Skilled nursing facilities (1)	21	$303,010	46.5%	$6,087
Acute care hospitals	3	128,295	19.6%	5,390
Long-term acute care hospitals	2	78,040	11.9%	1,864
Behavioral health facilities	5	31,433	4.8%	773
Inpatient rehabilitation facilities	2	42,775	6.5%	1,005
Medical office building	1	15,634	2.4%	256
Mortgage and other notes receivable	6	54,553	8.3%	1,311
	40	$653,740	100.0%	$16,686
(1)	Includes one assisted living facility connected to a skilled nursing facility.

Geographic Concentration

The following table contains information regarding the geographic concentration of the healthcare facilities in our portfolio as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 (dollars in thousands).

			% of Total	% of Rental Income
State	Number of Properties	Gross Investment	Real Estate Property Investments	Three months ended March 31, 2019	Three months ended March 31, 2018
Texas	17	$300,259	50.1%	52.4%	59.1%
California	7	154,726	25.8%	22.9%	21.6%
Nevada	4	69,268	11.6%	12.4%	12.1%
South Carolina	1	20,000	3.3%	3.2%	3.2%
Indiana	3	38,415	6.4%	6.4%	2.4%
Connecticut	1	10,133	1.7%	1.6%	1.6%
Tennessee	1	6,386	1.1%	1.1%	-
	34	$599,187	100.0%	100.0%	100.0%

Tenant Concentration

The following table contains information regarding the largest tenants, guarantors and borrowers in our portfolio as a percentage of total revenues for the three months ended March 31, 2019 and 2018 and as a percentage of total real estate assets (gross real estate properties, mortgage notes receivable and note receivable) as of March 31, 2019 and December 31, 2018.

	% of Total Revenue for the three months ended March 31,		% of Total Real Estate Assets
	2019	2018	March 31, 2019	December 31, 2018
Baylor Scott & White Health	22.0%	21.9%	11.5%	11.5%
Vibra Healthcare	15.4%	11.4%	16.7%	16.8%
Fundamental Healthcare	14.9%	15.3%	14.0%	13.9%
Creative Solutions in Healthcare (1)	14.5%	-	22.2%	-
Life Generations Healthcare	12.9%	12.9%	14.8%	14.9%
Prior Texas Ten Tenant (1)	-	21.4%	-	22.3%
(1)

On December 31, 2018, the lease with the Prior Texas Ten Tenant was terminated. The Company entered into a 15-year triple-net master lease agreement with certain affiliates of Creative Solutions for the Texas Ten Portfolio, which commenced on January 1, 2019. Initial annual base rent under the lease is approximately $7.7 million. See “Recent Developments—Texas Ten Portfolio Update.”

Critical Accounting Policies

Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2018 for a discussion of our accounting policies, including the critical accounting policies of revenue recognition, real estate investments, asset impairment, stock-based compensation, and our accounting policy on consolidation, which are included in our 2018 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2019. During the three months ended March 31, 2019, there were no material changes to these policies.

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

•	reductions in reimbursements from Medicare, state healthcare programs and commercial insurance providers that may reduce our tenants’ profitability impacting our lease rates; and
•	competition from other financing sources.

Results of Operations

Three Months Ended March 31, 2019 Compared to March 31, 2018 (dollars in thousands)

	For the three months ended		Change
	March 31, 2019	March 31, 2018	$	%
Revenues
Rental income	$15,375	$15,929	$(554)	(3%)
Interest on mortgage notes receivable	1,147	787	360	46%
Interest on notes receivable	164	-	164	-
Total revenues	16,686	16,716	(30)	(0.2%)
Expenses
Depreciation and amortization	4,444	4,194	250	6%
Property related	462	322	140	43%
Real estate acquisition related	6	108	(102)	(94%)
Franchise, excise and other taxes	84	71	13	18%
General and administrative	4,690	3,316	1,374	41%
Total operating expenses	9,686	8,011	1,675	21%
Operating income	7,000	8,705	(1,705)	(20%)

Other income (expense)
Interest and other income	1	7	(6)	(86%)
Interest expense	(4,898)	(2,558)	(2,340)	91%
	(4,897)	(2,551)	(2,346)	92%

Net income	$2,103	$6,154	$(4,051)	(66%)
Less: Net income attributable to noncontrolling interest	(739)	(985)	246	(25%)
Net income attributable to common stockholders	$1,364	$5,169	$(3,805)	(74%)

Revenues for the three months ended March 31, 2019 decreased less than $0.1 million, over the prior-year period as a result of an approximately $0.6 million net decrease in rental income, partially offset by an approximately $0.5 million increase in interest on mortgage notes and notes receivable. Rental income decreased approximately $1.2 million as a result of lower rent from the new master lease with Creative Solutions for the Texas Ten Portfolio as described in “Recent Developments— Texas Ten Portfolio Update.” This was partially offset by an increase in rental income of approximately $0.8 million from two new properties acquired subsequent to the first quarter of 2018. Interest on mortgage notes and notes receivable increased approximately $0.6 million as a result of the origination of three mortgage notes and one note receivable during and subsequent to the first quarter of 2018, partially offset by a decrease of $0.1 million related to the conversion of a $6.4 million construction mortgage loan to fee simple ownership in September 2018.

Total operating expenses for the three months ended March 31, 2019 increased approximately $1.7 million, or 21%, over the prior-year period, primarily from: (i) an increase in depreciation expense of approximately $0.3 million related to the two properties acquired subsequent to the first quarter of 2018; and (ii) an increase in general and administrative expenses of approximately $1.4 million, which primarily consists of a $1.7 million increase in merger-related costs and $0.5 million in the write off of prepaid expenses associated with a debt refinancing no longer being pursued, partially offset by $1.0 million in reduced compensation and related expenses.

Interest expense for the three months ended March 31, 2019 increased approximately $2.3 million, or 91%, over the prior-year period. This increase was the result of (i) a higher weighted-average outstanding balance under the credit facility of approximately $54.7 million for the three months ended March 31, 2019 compared to the prior-year period, (ii) a higher weighted-average interest rate under the credit facility, including the effect of the interest rate swap agreements, of 5.0% for the three months ended March 31, 2019, compared to 3.7% for the prior-year period; and (iii) an increase of approximately $1.1 million in amortization of deferred financing costs primarily related to the $0.9 million of costs written off upon reduction in the size of the revolving credit facility in connection with the Third Amendment (as defined below).

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Our primary sources of cash include operating cash flows, borrowings, including borrowings under our revolving credit facility and secured term loan, and net proceeds from equity issuances. Our primary uses of cash include funding acquisitions and investments consistent with our investment strategy, repaying principal and interest on outstanding borrowings, making distributions to our stockholders, funding our operations and paying accrued expenses. At March 31, 2019, we had $17.4 million of cash and cash equivalents.

As of May 8, 2019, we had approximately $2.4 million of estimated contractual obligations expected to be funded through June 30, 2019, excluding interest on our borrowings under the Credit Agreement (as defined below). We expect to fund these obligations with a combination of cash flows from operations and borrowings under the Credit Agreement. Our long-term liquidity needs consist primarily of funds necessary to pay for the costs of acquiring additional healthcare properties and making additional loans and other investments, including funding potential future developments and redevelopments, and principal and interest payments on our debt. In addition, although the terms of our net leases generally obligate our tenants to pay capital expenditures necessary to maintain and improve our net-leased properties, we from time to time may fund the capital expenditures or other property-related items for our net-leased properties through loans to the tenants or advances, some of which may increase the amount of rent payable with respect to the properties. We may also fund the capital expenditures for any multi-tenanted properties, which currently include our one medical office building. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity issuances (including limited partnership units in our operating partnership) or debt offerings, net cash provided by operations, borrowings under our revolving credit facility, long-term mortgage indebtedness and other secured and unsecured borrowings. However, our access to capital in order to fund future acquisitions, investments and the other activities described above in the near term is limited due to, among other things, the restrictions on the use of proceeds from borrowings under the Credit Agreement and the borrowing base availability under the Credit Agreement. See “—Credit Agreement” and “—Management’s Assessment of Future Borrowing Base Availability and Future Plans.” Our ability to make distributions to our stockholders is limited by the covenants in the Credit Agreement as further described below. In addition, our ability to incur any additional other debt will depend on a number of factors, including our degree of leverage, the value of our unencumbered assets, compliance with covenants under our existing debt agreements, borrowing restrictions that may be imposed by lenders and the conditions of the debt markets. Our ability to access the equity markets also will depend on a number of factors, including general market conditions for REITs and market perceptions about us.

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

Credit Agreement

Our Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) provides for a $300 million revolving credit facility that matures in February 2021 and a $125 million term loan that matures in February 2022. The revolving credit facility has one 12-month extension option, subject to certain conditions, including the payment of a 0.15% extension fee. At March 31, 2019 and 2018, the weighted-average interest rate under the Credit Agreement was 5.0% and 3.8%, respectively.

Total costs related to the revolving credit facility at March 31, 2019 were $1.4 million, gross ($1.3 million, net), of which $0.4 million, gross ($0.3 million, net) are related to the Third Amendment to the Credit Agreement entered into on February 20, 2019 (the “Third Amendment”) and the Second Amendment entered into on October 9, 2018 (the “Second Amendment and, together with the Third Amendment, the “Credit Amendments”). These costs are included in Other assets, net on the consolidated balance sheet at March 31, 2019 and will be amortized to interest expense through February 2021, the maturity date of the revolving credit facility, and June 30, 2019, the date the extended borrowing base availability provisions expire under the Credit Amendments. The total amount of deferred financing costs associated with the term loan at March 31, 2019 was $1.0 million, gross ($0.5 million, net), of which $0.2 million, gross ($0.1 million, net) are related to the Credit Amendments. These costs are netted against the balance outstanding under the term loan on the consolidated balance sheet and will be amortized to interest expense through February 2022, the maturity date of the term loan, and June 30, 2019.

We recognized amortization expense of deferred financing costs, included in interest expense on the consolidated statements of operations, of $1.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The amortization expense for the three months ended March 31, 2019 includes approximately $0.9 million for the write-off of unamortized deferred financing costs related to the reduction in total commitments under the Credit Agreement included as part of the Third Amendment to the Credit Agreement.

The Third Amendment amended certain terms, covenants and conditions of the Credit Agreement and the Second Amendment, including, but not limited to the following:

•

Retained the increase in the applicable margin included in the Second Amendment of 2.00% and 3.50% for LIBOR-rate loans and 1.00% and 2.50% for base-rent loans, depending on the Company’s leverage ratio (prior to the Second Amendment, the applicable margin was 1.75% to 3.00% for LIBOR-rate loans and 0.75% to 2.00% for base-rate loans, depending on the Company’s leverage ratio);

•	Temporarily increased the borrowing base availability attributable to our borrowing base assets, other than the Texas Ten Portfolio, until June 30, 2019;
•

Restricts our use of proceeds from borrowing under the Credit Agreement solely for the remaining funding obligations for the expansion of the Mountain’s Edge Hospital and the Company’s construction mortgage loan to Haven Healthcare, unless approved by lenders representing two-thirds of the outstanding commitments under the Credit Agreement;

•

Reduced the maximum amount available under the revolving credit facility from $300 million to $175 million, which, when combined with the $125 million term loan, provides total commitments available to us under the Credit Agreement of $300 million;

•	Required any principal repayment on the Medistar Gemini Mortgage Loan and Medistar Stockton Loan to be used to pay down the outstanding balance on the revolving credit facility; and
•

Prohibits us from declaring any dividend on or prior to June 30, 2019, other than, subject to certain conditions, (i) ta dividend to our common stockholders attributable to the fourth quarter of 2018 not to exceed $0.21 per share, with payment conditioned upon approval by the stockholders of the merger with Omega and subject to our maintaining a minimum of $2.0 million in unrestricted cash and cash equivalents upon payment of such dividend, and (ii) the closing dividend pursuant to the terms of the merger agreement with Omega.

At May 8, 2019, we had $285.1 million in borrowings outstanding, of which $160.1 million was outstanding under the revolving credit facility with a weighted-average interest rate of 5.2%, reflecting a 2.75% spread over LIBOR and $125.0 million was outstanding on the term loan. As of May 8, 2019, we had approximately $4.0 million in pre-approved borrowing capacity under the Credit Agreement.

Management’s Assessment of Future Borrowing Base Availability and Future Plans

All of our outstanding borrowings under the Credit Agreement will be repaid upon closing of the announced merger with Omega, as discussed in further detail in above under “Recent Developments—Merger Agreement”. In the event the merger is delayed or does not close as anticipated, the additional borrowing base availability and borrowings provided by the Credit Agreement, along with our current cash on hand and expected monthly net cash flows, are projected to provide sufficient liquidity for us to satisfy outstanding funding obligations, comprised primarily of the Haven construction mortgage loan and Mountain’s Edge construction project; ongoing operating expenses, including interest payments under the Credit Agreement; and required distributions to stockholders to satisfy REIT requirements through May 2020. Upon expiration of the extension of the borrowing base availability included in the Third Credit Amendment through June 30, 2019, we expect our unrestricted cash and cash equivalents on hand would be sufficient to pay down the approximately $15.1 million in excess borrowings over the estimated borrowing base availability at that date.

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

Sources and Uses of Cash

The sources and uses of cash reflected in our consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are summarized below (dollars in thousands):

	For the three months ended March 31,
	2019	2018	Change
Cash, cash equivalents and restricted cash at beginning of period	$8,370	$12,640	$(4,270)
Net cash provided by operating activities	7,618	7,839	(221)
Net cash used in investing activities	(3,878)	(23,157)	(19,279)
Net cash provided by financing activities	5,301	8,595	(3,294)
Cash, cash equivalents and restricted cash at end of period	$17,411	$5,917	$11,494

Operating Activities- Cash flows from operating activities decreased by $0.2 million during the three months ended March 31, 2019 compared to the same period in 2018. Operating cash flows were primarily impacted by a net increase in cash of $1.8 million related to other operating assets and liabilities and a $1.2 million net increase in deferred revenues based on the timing of rents collected. Additionally, there was an increase in rental income on acquisitions completed subsequent to the three months ended March 31, 2018.  This was partially offset by a $1.3 million net decrease related to new master lease with Creative Solutions for the Texas Ten Portfolio as described in “Recent Developments— Texas Ten Portfolio Update” and an increase in merger-related costs.

Investing Activities- Cash used in investing activities during the three months ended March 31, 2019 decreased by $19.3 million compared to the same period in 2018. This decrease is a result of originating fewer debt investments during the three months ended March 31, 2019 as compared to the prior-year period.

Financing Activities- Cash provided by financing activities for the three months ended March 31, 2019 decreased by $3.3 million compared to the same period in 2018. The change resulted primarily from a reduction of $10.2 million in borrowings under our credit facility during the three months ended March 31, 2019 as compared to the prior-year period and a reduction in dividends paid of $6.7 million.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

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

Adjusted Funds from Operations

AFFO is a non-GAAP measure used by many investors and analysts to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations.  To calculate AFFO, we further adjust FFO for certain items that are not added to net income in Nareit’s definition of FFO, such as acquisition expenses on completed real estate transactions, non-real estate-related depreciation and amortization (including amortization of lease incentives, tenant allowances and leasing costs), stock-based compensation expenses, merger-related costs and any other non-comparable or non-operating items, that do not relate to the operating performance of our properties. For the three months ended March 31, 2019, approximately $1.7 million of merger-related costs comprised primarily of professional fees were added back in the calculation of AFFO. To calculate AFFO, we also adjust FFO to remove the effect of straight-line rent revenue, which represents the recognition of net unbilled rental income expected to be collected in future periods of a lease agreement that exceeds the actual contractual rent due periodically from tenants for their use of the leased real estate under each lease. Noncontrolling interest amounts represent adjustments to reflect only our share of straight-line rent revenue.

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

The table below reconciles net income attributable to common stockholders, the most directly comparable GAAP metric, to FFO and AFFO attributable to common stockholders for the three months ended March 31, 2019 and 2018 and is presented using the weighted-average common shares as determined in our computation of earnings per share.

FFO and AFFO attributable to common stockholders for the three months ended March 31, 2019 as compared to the same period in the prior year include the effects of the reduction in revenues from the Texas Ten Portfolio as described under the heading “Recent Developments—Texas Ten Portfolio Update” and higher interest expense, partially offset by higher revenues from new investment activities. FFO attributable to common stockholders for the three months ended March 31, 2019 also includes the effect of $1.7 million in merger-related costs comprised primarily of professional fees and the $0.9 million write-off of deferred financing fees related to the reduction in facility size partially offset by a $0.5 million decrease in stock-based compensation.

The amounts presented below are in thousands, except per share amounts.

	For the three months ended March 31,
	2019	2018
Net income attributable to common stockholders	$1,364	$5,169
Real estate depreciation and amortization, net of noncontrolling interest	4,364	4,112
FFO attributable to common stockholders	5,728	9,281
Stock-based compensation expense	500	1,056
Deferred financing costs amortization	1,373	258
Expensed transaction costs	12	-
Merger-related costs	1,672	-
Non-real estate depreciation and amortization	136	133
Straight-line rent expense	36	38
Straight-line rent revenue, net of noncontrolling interest	(1,218)	(1,429)
AFFO attributable to common stockholders	$8,239	$9,337

Weighted-average shares outstanding- earnings per share
Basic	31,726	31,550
Diluted	31,735	31,610

Net income attributable to common stockholders per share
Basic and diluted	$0.04	$0.16

Weighted-average common shares outstanding- FFO and AFFO
Basic	31,726	31,550
Diluted	31,735	31,610

FFO per common share
Basic and diluted	$0.18	$0.29

AFFO per common share
Basic and diluted	$0.26	$0.30

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary market risk to which we are exposed is interest rate risk. As of March 31, 2019, we had $160.1 million outstanding under our revolving credit facility and $125.0 million outstanding under our term loan, all of which bear interest at a variable rate, and no other outstanding debt. We entered into interest rate swaps on the term loan that effectively converted it into fixed-rate debt. At March 31, 2019, LIBOR on our outstanding borrowings was 2.50%. Assuming no increase in the amount of our variable-rate debt, if LIBOR increased 100 basis points, our cash flow would decrease by approximately $1.6 million annually. Assuming no increase in the amount of our variable rate debt, if LIBOR were reduced by 100 basis points, our cash flow would increase by approximately $1.6 million annually.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

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

On March 17, 2019, a purported stockholder of MedEquities filed a class action lawsuit against MedEquities and the MedEquities Board in the United States District Court for the Middle District of Tennessee, entitled Bushansky v. MedEquities Realty Trust, Inc., et al., Case 3:19-cv-00231. The complaint alleges, among other things, that MedEquities and the MedEquities Board violated Section 14(a) of the Exchange Act by making materially incomplete and misleading statements in, and/or omitting certain information that is material to stockholders from, the Form S-4. The complaint seeks, among other things, an injunction preventing the consummation of the merger and, in the event the merger is consummated, rescission of the merger or damages, plus attorneys’ fees and costs.

On March 29, 2019, a purported stockholder of MedEquities filed a class action lawsuit against MedEquities and the MedEquities Board in the Circuit Court for Baltimore County, Maryland, entitled Russell v. MedEquities Realty Trust, Inc., et al.,

Case No. C-03-CV-19-000721. The complaint alleges, among other things, that MedEquities and the MedEquities Board breached their fiduciary duties by: (i) failing to fulfill their fiduciary oversight function; (ii) authorizing the filing of a materially incomplete and misleading proxy statement/prospectus; and (iii) authorizing in the company’s Amended and Restated Bylaws the enactment of an exclusive venue designation whereby the Circuit Court for Baltimore City, Maryland is the sole and exclusive forum for certain litigation against the company, or if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division (the “Exclusive Venue Bylaw”). The complaint seeks, among other things, an injunction preventing the special meeting of MedEquities stockholders to vote on the transaction and, in the event the transaction is implemented, rescission of the transaction or damages, a declaration that the Exclusive Venue Bylaw is invalid, an injunction preventing the enforcement of the Exclusive Venue Bylaw, and attorneys’ fees and costs.

The Company believes that the claims asserted in the above referenced lawsuits are without merit and intends to vigorously defend the Company and the director defendants against these claims.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of January  2, 2019, by and among MedEquities Realty Trust, Inc., MedEquities OP GP, LLC, MedEquities Realty Operating Partnership, LP, Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on January 2, 2019).

2.2

First Amendment to Agreement and Plan of Merger, dated as of March 26, 2019, by and among MedEquities Realty Trust, Inc., MedEquities OP GP, LLC, MedEquities Realty Operating Partnership, LP, Omega Healthcare Investors, Inc. and OHI Healthcare Properties Limited Partnership

10.1

Retention Incentive Award Agreement, dated January 2, 2019, by and between MedEquities Realty Trust, Inc. and John W. McRoberts (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 2, 2019).

10.2

Retention Incentive Award Agreement, dated January 2, 2019, by and between MedEquities Realty Trust, Inc. and William C. Harlan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 2, 2019).

10.3

Retention Incentive Award Agreement, dated January 2, 2019, by and between MedEquities Realty Trust, Inc. and Jeffery C. Walraven (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 2, 2019).

10.4

Third Amendment to Second Amended and Restated Credit Agreement, dated as of February 20, 2019, by and among the Company, the Operating Partnership, their subsidiaries party thereto, KeyBank National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed on February 25, 2019)

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

MedEquities Realty Trust, Inc.

Date: May 8, 2019	By:	/s/ John W. McRoberts
John W. McRoberts
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Jeffery C. Walraven
Jeffery C. Walraven
Chief Financial Officer (Principal Financial Officer)